Form 10QSB
period 2005-12-31
PEDIATRIC PROSTHETICS INC
filed 2006-06-28
CIK 1280894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------  --------------
               Commission file number 000-51804


                          PEDIATRIC PROSTHETICS, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


               IDAHO                                   68-0566694
   ------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                  12926 Willowchase Drive, Houston, Texas 77070
                  ---------------------------------------------
                     (Address of principal executive offices)

                                 (281) 897-1108
                                 --------------
                         (Registrant's telephone number)


                                       N/A
                                 --------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 9, 2006, 97,828,462 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]  No  [X].

     Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           PEDIATRIC PROSTHETICS, INC.
                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                     -----------

Unaudited Balance Sheets as of December 31, 2005 and June 30, 2005        F-2

Unaudited Statements of Operations for the three months and six
                   months ended December 31, 2005 and 2004                F-3

Unaudited Statements of Stockholders' Equity (Deficit) for the six
                   months ended December 31, 2005                         F-4

Unaudited Statements of Cash Flows for the  six months ended
                   December 31, 2005 and 2004                             F-5

Notes To Unaudited Financial Statements                                   F-6


PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND JUNE 30, 2005


                                                                               DECEMBER 31, 2005    JUNE 30, 2005
                                                                               -----------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $          39,322    $      29,818
  Trade accounts receivable, net                                                         114,709           73,422
  Prepaid expenses and other current assets                                               15,848           16,492
                                                                               ----------------     -------------
     Total current assets                                                                169,879          119,732

Furniture and equipment, net                                                              68,302           81,229
                                                                               -----------------    -------------
        Total assets                                                           $         238,181    $     200,961
                                                                               =================    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Trade accounts payable                                                       $         120,356    $      89,280
  Accrued liabilities                                                                     53,000          183,791
  Convertible debt                                                                             -          201,045
  Due to related party                                                                       500              500
                                                                               -----------------    -------------
    Total current liabilities                                                            173,856          474,616

  Deferred rent                                                                           14,188           14,188
                                                                               -----------------    -------------
    Total liabilities                                                                    188,044          488,804
                                                                               -----------------    -------------
Commitments and contingencies:

Stockholders' equity (deficit):
  Preferred stock, par value $0.001; authorized 10,000,000
    shares; issued and outstanding 1,000,000 shares                                        1,000            1,000
  Common stock, par value $0.001;
          authorized 100,000,000 shares; issued and outstanding 99,378,452 and 88,878,452 shares at
          December 31, 2005 and June 30, 2005                                             99,378           88,878
  Additional paid-in capital                                                           8,866,120        7,742,620
  Accumulated deficit                                                                 (8,916,361)      (8,120,341)
                                                                               -----------------    -------------
      Total stockholders' equity (deficit)                                                50,137         (287,843)
                                                                               -----------------    -------------
      Total liabilities and stockholders' equity (deficit)                     $         238,181    $     200,961
                                                                               =================    =============

   The accompanying notes are an integral part of these financial statements.


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                    -----------------------------   -------------------------------
                                            DECEMBER 31,                   DECEMBER 31,
                                       2005              2004           2005               2004
                                    -----------       -----------   ------------      -------------
Revenue                             $   134,018       $   124,089   $    246,233      $     216,600
                                    -----------       -----------   ------------      -------------

Operating expenses:
  Cost of sales (Except for items
  shown separately below)                45,685            27,085         82,901             47,285
  Selling, general and
  administrative expenses               505,954         3,825,925      1,241,714          4,232,537
  Depreciation expense                    5,427             4,612         10,115              9,224
                                    -----------       -----------   ------------      -------------
     Total operating expenses           557,066         3,857,622      1,334,730          4,289,046

           Loss from operations        (423,048)       (3,733,533)    (1,088,497)        (4,072,446)
                                    -----------       -----------   ------------      -------------
Other income and (expense):
  Interest income                             -                43              -                 83
  Interest expense                       (9,480)             (206)       (15,511)            (7,927)
  Loss on disposal of equipment          (2,811)                -         (2,811)                 -
  Gain on extinguishment of debt        310,799                 -        310,799                  -
                                    -----------       -----------    -----------      -------------
      Other income (expense)            298,508              (163)       292,477             (7,844)
                                    -----------       -----------    -----------      -------------
           Net loss                 $  (124,540)      $(3,733,696)   $  (796,020)     $  (4,080,290)
                                    ===========       ===========    ===========      =============
Net loss per common share - basic
and diluted                         $     (0.00)      $     (0.07)   $     (0.01)     $       (0.09)
                                    ===========       ===========    ============     =============
Weighted average shares of common
stock outstanding - basic
and diluted                          95,954,539        51,046,750     93,481,713         46,032,175


   The accompanying notes are an integral part of these financial statements.


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

                                                                                           ADDITIONAL
                                       PREFERRED STOCK                 COMMON STOCK          PAID-IN       ACCUMULATED
                                 SHARES            AMOUNT      SHARES            AMOUNT      CAPITAL          DEFICIT        TOTAL
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 2005       1,000,000         $  1,000    88,878,452        $  88,878  $  7,742,620     $ (8,120,341)  $(287,843)

Common stock issued for cash           -                -     4,500,000            4,500       205,500                -     210,000

Common stock issued for
     services to non-
     employees                         -                -    10,000,000           10,000       914,000                -     924,000

Common stock surrendered to
     treasury by major
     stockholder/
     officer/director                  -                -    (4,000,000)          (4,000)        4,000                -           -

Net loss                               -                -             -                -             -         (796,020)   (796,020)
                               ----------------------------------------------------------------------------------------------------
Balance at December 31, 2005   1,000,000         $  1,000    99,378,452        $  99,378  $  8,866,120     $ (8,916,361)  $  50,137
                               ====================================================================================================

   The accompanying notes are an integral part of these financial statements.


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                    2005                   2004
                                                              ----------------       ----------------
Cash Flows From Operating Activities
   Net loss                                                   $       (796,020)      $     (4,080,290)
   Adjustments to reconcile net loss to net cash used by
     operating activities
     Depreciation expense                                               10,115                  9,224
     Loss on disposal of equipment                                       2,811                      -
     Share-based compensation                                          924,000              3,934,139
     Provision for doubtful accounts                                    22,921                 30,000
     Gain on extinguishment of debt                                   (310,799)                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                             (64,208)               (67,724)
       Prepaid expenses and other current assets                           644                 (3,012)
       Accounts payable                                                 31,076                 24,520
       Accrued liabilities                                               8,964                 51,611
                                                              ----------------       ----------------
             Net cash used by operating activities                    (170,496)              (101,532)
                                                              ----------------       ----------------
Cash Flows From Investing Activities
   Purchase of furniture and equipment                                       -                   (322)
                                                              ----------------       ----------------
Cash Flows From Financing Activities:
   Payment in settlement of convertible debt                           (30,000)                     -
   Proceeds from common stock, net of expenses                         210,000                135,000
                                                              ----------------       ----------------
             Net cash provided by financing activities                 180,000                135,000

Net increase (decrease) in cash  and cash equivalents                    9,504                 33,146

Cash and cash equivalents, beginning of period                          29,818                  9,110
                                                              ----------------       ----------------
Cash and cash equivalents, end of period                      $         39,322       $         42,256
                                                              ================       ================
Supplemental disclosure of cash flow information
       Interest expense                                       $         11,731       $          3,042
       Income taxes                                           $              -       $              -


   The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------

     GENERAL

     Pediatric Prosthetics, Inc. (the "Company") is involved in the design, fabrication and fitting of custom-made artificial limbs. The Company's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

     INTERIM  FINANCIAL  STATEMENTS

     The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2005 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2006.

     USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY  ISSUED  PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement is effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted the new statement on July 1, 2005. The adoption of this new statement did not affect the Company's results of operations or net income per share, but may have a significant future effect as the Company will be required to expense the fair value of all share-based payments.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since its inception, the Company has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the six months ended December 31, 2005 and 2004, the Company had net losses of $796,020 and $4,080,290, respectively, and negative cash flows from operations of $170,496 and $101,532, respectively.

     Negative operating results have produced a working capital deficit of $3,977 and stockholders' equity of only $50,137 at December 31, 2005. The Company's negative financial results and its current financial position raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently implementing plans to deal with going concern issues. The first step in that plan was its recapitalization into a public shell on October 10, 2003. Management believes that the recapitalization and its current plan to become a fully reporting public company will allow the Company, through private placements of its common stock, to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

     The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

          - The Company's ability to obtain adequate sources of outside financing to support near term operations and to allow the Company to continue forward with current strategic plans.

          - The Company's ability to increase its customer base and broaden its service capabilities.

          - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.   CONVERTIBLE  DEBT
     -----------------

     In November 2005, the Company entered into a settlement agreement regarding its convertible debt. Under the settlement agreement the Company paid $30,000 for complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest. The Company recognized a $310,799 gain on extinguishment of debt in connection with the settlement.

4.   INCOME  TAXES
     -------------

     At December 31, 2005 the Company has a net operating loss carry-forward ("NOL") of approximately $856,000 expiring through 2025. The Company has a deferred tax asset of approximately $291,000 resulting from this NOL. The loss carry-forwards related to Grant Douglas Acquisition Corporation prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including
     Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both December 31, 2005 and June 30, 2005, in an amount equal to the deferred tax asset.

     The  difference  between  the  benefit  for  income  taxes  and  the  34%
     federal statutory rate for the three months ended December 31, 2005 and 2004 relates primarily to non-deductible share-based compensation and increases in the valuation allowance for deferred tax assets.


5.   STOCKHOLDERS' EQUITY
     --------------------

     COMMON  STOCK  ISSUED  FOR  CASH

     From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Depending on the nature of the offering and restrictions imposed on the shares being sold, the sales price of the common stock may be below the fair market value of the underlying common stock on the date of issuance. During the six months ended December 31, 2005 the Company issued 4,500,000 shares of common stock at prices ranging from $0.035 to $0.05, for net cash proceeds of $210,000. During the six months ended December 31, 2005 the Company issued 6,000,000 shares of common stock to consultants at $0.094 per share and 4,000,000 shares at $0.09 per share and recognized compensation expense of $924,000, which is included in selling, general, and administrative expenses.

     COMMON  STOCK  SURRENDERED

     On September 29, 2005, a primary stockholder/officer/director of the Company agreed to surrender 4,000,000 shares of common stock to treasury. These shares, previously issued for services in 2005, were removed from common stock at par value with an offsetting increase to additional paid-in capital.


6.   SUBSEQUENT EVENTS
     -----------------

     In January 2006, we sold 200,000 shares of common stock to one individual for $10,000 or $0.05 per share. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

     In February 2006, we entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company which Global has guaranteed will be placed in at least 400 radio stations. In consideration for the Service Agreement, we agreed to issue Global 250,000 restricted shares of our common stock, which shares were issued in March 2006; and agreed to issue Global a total of $112,500 worth of our common stock (as calculated below), to be paid by the issuance of $28,125 worth of our common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007. We have not issued Global the May 1, 2006 payment. The value of our common stock in connection with the issuance of the additional shares to Global shall be equal to the value of the common stock to be issued divided by 90% of the average of the closing value of the common stock on the five trading days prior to the date such stock is to be issued. For example, the average of the closing price of our common stock for the five trading days prior to the May 1, 2006 payment was $0.07 per share. Therefore, the amount of shares we are due to issue Global for such May 1, 2006 payment was $28,125 divided by $0.063 ($0.07 x 0.90), which is equal to approximately 446,429 shares of common stock. We also granted Global piggyback registration rights in connection with the shares issued to Global pursuant to the Service Agreement. If we fail to issue Global any consideration owed pursuant to the Service Agreement when due, Global may terminate the Service Agreement with thirty (30) days written notice to us at which time Global will keep all consideration issued as of that date. We have the right to cancel the Service Agreement at anytime with thirty (30) days written notice to Global, at which time Global will keep all consideration issued as of that date.

     On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals. Additionally, both loans are convertible into 500,000 shares of our common stock, with each $0.035 of each outstanding loan being able to convert into one share of our common stock.

     On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. Mr. Kertes also has 1,428,571 outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

     In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined below), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

     We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2014. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     Additionally, in connection with the closing of the sale of the Debentures, described above, we agreed to issue Geoff Eiten, as a finder's fee in connection with the funding, 3,000,000 warrants to purchase shares of our common stock. The 3,000,000 warrants are exercisble into shares of our common stock as follows, 1,000,000 warrants are exercisable at $0.10 per share, 1,000,000 warrants are exercisable at $0.20 per share, and 1,000,000 warrants are exercisable at $0.30 per share. The warrants granted to Mr. Eiten expire if unexercised on May 11, 2007. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

Pediatric Prosthetics, Inc. (the "Company," "we," "us") is engaged in the custom fitting and fabrication of custom made prosthetic limbs for both upper and lower extremities to infants and children throughout the United States. We also provide our services to families from the international community when the parents can bring the child to the United States for fitting. We buy manufactured components from a number of manufacturers and combine those components to fabricate custom measured, fitted and designed prosthetic limbs for our patients. We also create "anatomically form-fitted suspension sockets" that allow the prosthetic limbs to fit comfortably and securely with each patient's unique residual limb. These suspension sockets must be hand crafted to mirror the surface contours of a patient's residual limb, and must be dynamically compatible with the underlying bone, tendon, ligament, and muscle structures in the residual limb.

We are accredited by the Texas Department of Health as a fully accredited prosthetics provider. We began operations as a fully accredited prosthetic facility on March 18, 2004.

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. We have made approximately sixty-one (one) fittings since the beginning of our last fiscal year July 1, 2005 and the date of this filing. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately seven to eight fittings per month since January 2006.

HISTORY  OF  THE  COMPANY

We were formed as an Idaho corporation on January 29, 1954, and experienced various restructurings and name changes, including a name change effective March 9, 2001 to Grant Douglas Acquisition Corp. ("GDAC"). On October 10, 2003, Pediatric Prosthetics, Inc., a Texas corporation ("Pediatric"), entered into an acquisition agreement with us, whereby Pediatric agreed to exchange 100% of its outstanding stock for 8,011,390 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (the "Exchange"). Pediatric, emerged as the surviving financial reporting entity under the agreement, but we remained as the legal entity and adopted a name change to Pediatric Prosthetics, Inc. on October 31, 2003 in connection with the Exchange.

THE  MARKETPLACE

According to the Limb Loss Research and Statistics Program ("LLR&SP"), a multi-year statistical study done by the American Amputee Coalition in 2001, in concert with the Johns Hopkins Medical School, and the United States Center of Disease Control, approximately 1,000 children are born each year with a limb-loss in the United States. The LLR&SP can be found at www.amputee-coalition.org. During their high growth years, ages 1 through age 12, these children will be candidates for re-fitting once per year as they grow. We calculate that there are presently approximately up to 12,000 pre-adolescent (younger than age 12) children in the United States in need of prosthetic rehabilitation, based on the fact that there are approximately 1,000 children born each year with a limb-loss in the United States.

COMPETITION

Although there are many prosthetic provider companies in the United States, to the best of our knowledge, there is no other private sector prosthetics provider in the country specializing in fitting infants and children. The delivery of prosthetic care in the United States is extremely fragmented and is based upon a local practitioner "paradigm." Generally, a local practitioner obtains referrals for treatment from orthopedic physicians in their local hospitals based on geographic considerations. Management believes the inherent limitation of this model for pediatric fittings is that the local practitioner may never encounter more than a very few small children with a limb loss, even during an entire career. The result is that the local practice is a "general practice", and in prosthetics that is considered an "adult practice" because of the overwhelming percentage of adult patients. In any given year, according to The American Amputee Coalition, over 150,000 new amputations are performed, suggesting the need for prosthetic rehabilitation. The overwhelming majority of those amputations are performed upon adults. For children ages 1-14, there will be approximately 1,200 limb losses per year due primarily to illness, vascular problems, and congenital accidents. Children, especially small children, cannot provide practitioners the critical verbal feedback they usually receive from their adult patients.

Management believes the challenge to effectively treat children with a limb-loss in the United States is compounded by the time constraints of local practitioners working primarily with their adult patients and a limited overall number of board certified prosthetists. To engage in the intensive patient-family focus required to fit the occasional infant or small child puts enormous time pressure on local practitioners trying to care for their adult patients.

Though not competitors in a business sense, the Shriner's Hospital system, a non-profit organization with 22 orthopedic hospitals throughout North America, has historically extended free prosthetic rehabilitation in addition to providing medical and surgical services to children at no charge. We believe that we can help organizations like Shriner's provide more efficient prosthetic rehabilitation.

EMPLOYEES

As of December 31, 2005, we had six employees, three of which are in management positions. We also use the services of outside consultants as necessary to provide therapy, public relations and business and financial services.

AGREEMENTS  WITH  HOST  AFFILIATES

We have entered into consulting contracts with twelve host prosthetic providers ("Host Affiliates") with facilities at various locations in 19 states.

These consulting agreements allow us to utilize the Host Affiliate's patient-care facilities and billing personnel to aid us in fitting and fabricating custom-made artificial limbs and provide related care and training in multiple geographic locations. We receive a consulting fee from the Host Affiliate on a case-by-case basis. These contracts generally have automatic renewals every six months unless either party gives notice of termination.

REGULATIONS

We are accredited by the Texas Department of Health and are subject to certain state and federal regulations related to the certification of our prosthetists, patient-care facility and billing practices with insurance companies and various state and federal health programs including Medicare and Medicaid.

                                  RECENT EVENTS

In November 2005, we entered into a Settlement Agreement and Release with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured.

                                SUBSEQUENT EVENTS

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals. Additionally, both loans are convertible into 500,000 shares of our common stock, with each $0.035 of each outstanding loan being able to convert into one share of our common stock.

On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholders also have 1,428,571 in outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined below), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). The Securities Purchase Agreement, Convertible Debentures and Warrants are described in greater detail in our report on Form 8-K which was filed with the Commission on June 2, 2006.

In February 2006, we entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company which Global has guaranteed will be placed in at least 400 radio stations. In consideration for the Service Agreement, we agreed to issue Global 250,000 restricted shares of our common stock, which shares were issued in March 2006; and agreed to issue Global a total of $112,500 worth of our common stock (as calculated below), to be paid by the issuance of $28,125 worth of our common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007. We have not issued Global the May 1, 2006 payment. The value of our common stock in connection with the issuance of the additional shares to Global shall be equal to the value of the common stock to be issued divided by 90% of the average of the closing value of the common stock on the five trading days prior to the date such stock is to be issued. For example, the average of the closing price of our common stock for the five trading days prior to the May 1, 2006 payment was $0.07 per share. Therefore, the amount of shares we are due to issue Global for such May 1, 2006 payment was $28,125 divided by $0.063 ($0.07 x 0.90), which is equal to approximately 446,429 shares of common stock. We also granted Global piggyback registration rights in connection with the shares issued to Global pursuant to the Service Agreement. If we fail to issue Global any consideration owed pursuant to the Service Agreement when due, Global may terminate the Service Agreement with thirty (30) days written notice to us at which time Global will keep all consideration issued as of that date. We have the right to cancel the Service Agreement at anytime with thirty (30) days written notice to Global, at which time Global will keep all consideration issued as of that date.

CRITICAL  ACCOUNTING  POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us relate primarily to revenue recognition.

REVENUE  RECOGNITION

We recognize revenues from the sale of prosthetic devices and related services generated through the billing department of the Host-Affiliates only upon performance of services by that Host-Affiliate. We consider such revenues, which are net of any costs of goods, a "fee for services".

Subsequent to December 31, 2005, we amended our accounting to recognize revenues from the sale of prothetic devices through the billing department of our Host-Affiliates in the same fashion as we recgonize revenue when we directly bill customers.

When we directly bill customers, the revenue from the sale of prosthetic devices and related services to patients, are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collection is deemed probable.

When we directly bill customers, revenue is recorded at "usual and customary" rates, expressed as a percentage above Medicare procedure billing codes. Billing codes are frequently updated and as soon as we receive updates we reflect the change in our billing system. There is generally a "co-payment" component of each billing for which the patient-family is responsible. When the final appeals process to the third party payors is completed, we bill the patient family for the remaining portion of the "usual and customary" rate. As part of our preauthorization process with third-party payors, we validate our ability to bill the payor, if applicable, for the service provided before we deliver the device. Subsequent to billing for devices and services, problems may arise with pre-authorization or with other insurance issues with payors. If there has been a lapse in coverage, or an outstanding "co-payment" component, the patient is financially responsible for the charges related to the devices and services received. If we are unable to collect from the patient, a bad debt expense is recognized.

NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Share-Based Compensation" (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB 25, and generally requires a us to reflect in our income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will estimate the grant-date fair value using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R requires us to estimate the number of instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, "Statement of Cash Flows," to require that we treat excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid in our statement of cash flows. SFAS 123R was effective for us beginning July 1, 2005. The Company had no outstanding warrants or options at the date of adoption SFAS 123R and, accordingly, the adoption had no impact on us.

                               PLAN OF OPERATIONS

During October 2005, management contracted with three (3) consultants to commence a national multi-media publicity campaign based upon the success stories of the children for which we have provided services. Management's goal is to provide awareness of our commitment to provide superior pediatric prosthetic care on a national level. We paid the consultants an aggregate of 7,500,000 shares of our common stock in connection with such contracts.

We have established working relationships with twelve Host Affiliates operating in approximately 19 states. In establishing the relationships with the twelve
Host Affiliates, we also provided one-on-one pediatric training to twelve prosthetists who are employed by those Host Affiliates. We currently plan to hire one more certified prosthetist and two additional support personnel during the next twelve months, funding permitting, of which there can be no assurance.

As of June, 2006, based on our current monthly gross profits generated in connection with fitting prosthetic limbs, which approximately totals our monthly overhead of $54,000, we believe we will be able to continue our operations throughout fiscal 2007. Due to the receipt of $600,000 on May 30, 2006, (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

We also anticipate receiving approximately $900,000 in subsequent tranches in connection with the funding agreement described above, however, investors should keep in mind that any amounts of funding we receive pursuant to the funding will be reduced by fees paid to the lending source in connection with closing costs and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the shares convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of the Warrants.

We anticipate using the $900,000, which we anticipate receiving through the sale of additional Convertible Debentures in connection with subsequent funding tranches, on continued and sustained marketing and advertising efforts and the anticipated increases in our components inventory, which we will require as a result of our increased marketing and advertising efforts, and the resulting increase in fittings, which we believe such increased marketing efforts will create.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

We had $134,018 of revenue for the three months ended December 31, 2005, compared to revenue of $124,089 for the three months ended December 31, 2004, an increase in revenue of $9,929 or 8.0% from the prior year. The increase in revenue for the three months ended December 31, 2005, compared to the three months ended December 31, 2004, was mainly due to increased fees received from our Host Affiliates.

We had total operating expenses for the three months ended December 31, 2005 of $557,066, compared to total operating expenses for the three months ended
December 31, 2004 of $3,857,622, a decrease in total operating expenses of $3,300,556 or 85.6% from the prior period. The decrease in total operating expenses was mainly attributable to the $3,308,386 or 90.3% decrease in share-based compensation, to $354,000 for the three months ended December 31, 2005, compared to $3,662,386 for the three months ended December 31, 2004. Also included in total operating expenses for the three months ended December 31, 2005 were selling, general and administrative expenses of $505,954, which includes share-based compensation, and depreciation expense of $5,427.

Additionally included in operating expenses was $45,685 of cost of sales for the three months ended December 31, 2005, compared to cost of sales for the three months ended December 31, 2004 of $27,085, an increase in costs of sales of $18,600 or 68.7% from the prior year. Costs of sales increased for the three months ended December 31, 2005, compared to the three months ended December 31, 2004 due to increased purchases of parts and components in connection with new fittings during the three months ended December 31, 2005.

Selling, general and administrative expenses as a percentage of revenue for the three months ended December 31, 2005 were 113.4%, compared to selling, general and administrative expenses as a percentage of revenue of 131.8% for the three months ended December 31, 2004, which, excluding share-based compensation, represented a decrease in selling, general and administrative expenses as a percentage of revenue of 12.5% from the prior period. This decrease was mainly due to the 8.0% increase in revenue for the three months ended December 31, 2005. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to costs associated with building an administrative infrastructure.

We had a loss from operations of $423,048 for the three months ended December 31, 2005, compared to a loss from operations of $3,733,533 for the three months ended December 31, 2004, a decrease in loss from operations of $3,310,485 or 88.6% from the prior year. The decrease in loss from operations was mainly caused by the $3,308,386 or 90.3% decrease in share-based compensation for the three months ended December 31, 2005, compared to the three months ended December 31, 2004.

We had total other income of $298,508 for the three months ended December 31, 2005, compared to total other expense of $163 for the three months ended December 31, 2004. The change from other expense to other income was due to the $310,799 of gain on extinguishment of debt in connection with our November 2005 settlement agreement regarding our convertible debt. Under the settlement agreement, we paid $30,000 for the compete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the three months ended December 31, 2005.

We had a net loss of $124,540 for the three months ended December 31, 2005, compared to a net loss of $3,733,696 for the three months ended December 31, 2004, a decrease in net loss of $3,609,156 or 96.6% from the prior year. The decrease in net loss was mainly due to the $3,308,386 or 90.3% decrease in share-based compensation for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 and the $310,799 of gain on extinguishment of debt, offset by the $18,600 or 68.7% increase in cost of sales.

SIX  MONTHS  ENDED  DECEMBER  31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

We had revenue of $246,233 for the six months ended December 31, 2005, compared to revenue of $216,600 for the six months ended December 31, 2004, an increase in revenue of $29,633 or 13.7% from the prior year. The increase in revenue for the six months ended December 31, 2005, compared to the six months ended
December 31, 2004, was mainly due to increased fees received from our Host Affiliates.

We had total operating expenses of $1,334,730 for the six months ended December 31, 2005, compared to total operating expenses of $4,289,046 for the six months ended December 31, 2004, a decrease in total operating expenses of $2,954,316 or 68.8% from the previous year. The decrease in total operating expenses was mainly due to the $3,010,139 or 76.3% decrease in share-based compensation from the six months ended December 31, 2004 to the six months ended December 31, 2005. Also included in total operating expenses for the six months ended December 31, 2005 were selling, general and administrative expenses of $307,599, excluding share-based compensation of $924,000, and depreciation expense of $10,115.

Also included in total operating expenses were cost of sales of $82,901 for the six months ended December 31, 2005, compared to cost of sales of $47,285 for the six months ended December 31, 2004, an increase of $35,616 or 75.3% in cost of sales from the prior year. Costs of sales increased for the six months ended December 31, 2005, compared to the six months ended December 31, 2004 due to increased purchases of parts and components in connection with new fittings during the six months ended December 31, 2005.

Selling, general and administrative expenses, excluding share-based compensation, as a percentage of revenue for the six months ended December 31, 2005 were 129.0%, compared to selling, general and administrative expenses, excluding share-based compensation, as a percentage of revenue of 137.8% for the six months ended December 31, 2004, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 5.6% from the prior period. This decrease was mainly due to the 13.7% increase in revenue for the six months ended December 31, 2005. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a total loss from operations of $1,088,497 for the six months ended December 31, 2005, compared to a total loss from operations of $4,072,446 for the six months ended December 31, 2004. The decrease in loss from operations was mainly caused by the $3,010,139 or 76.3% decrease in share-based compensation from the six months ended December 31, 2004 to the six months ended December 31, 2005.

We had total other income of $292,477 for the six months ended December 31, 2005, compared to total other expense of $7,844 for the six months ended December 31, 2004, which represented an increase in other income of $300,321 for the six months ended December 31, 2005. The change from a net other expense to net other income was due to $310,799 of gain on extinguishment of debt for the six months ended December 31, 2005. In November 2005, we entered into a Settlement Agreement and Release with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured
$30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the compete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the three months ended December 31, 2005.

We had a total net loss of $796,020 for the six months ended December 31, 2005, compared to a total net loss of $4,080,290 for the six months ended December 31, 2004, a decrease in net loss of $3,284,270 or 80.4% from the pervious year. The decrease in net loss was mainly due to the 3,010,139 or 76.3% decrease in share-based compensation from the six months ended December 31, 2004 to the six months ended December 31, 2005 and the $310,799 of gain on extinguishment on debt, offset by the $35,616 or 75.3% increase in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $238,181 as of December 31, 2005, compared with total assets of $200,961 as of the fiscal year ended June 30, 2005, which represented a $37,220 or 18.5% increase in total assets.

Total assets as of December 31, 2005, included current assets of $169,879 and non-current assets of $68,302.

We had negative working capital of $3,977 and a total accumulated deficit of $8,916,361 as of December 31, 2005.

We had total liabilities of $188,044 as of December 31, 2005, compared to total liabilities of $488,804 for the fiscal year ended June 30, 2005, representing a decrease in total liabilities from the fiscal year ended June 30, 2005 of $300,760 or 61.5%.

Total liabilities as of December 31, 2005 included current liabilities of $173,856 and non-current liabilities consisting of deferred rent of $14,188.

Current liabilities as of December 31, 2005 included trade accounts payable of $120,356, accrued liabilities of $53,000, which included deferred salary payable to our officers and amounts to due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date.

We had total net cash used by operating activities of $170,496 for the six months ended December 31, 2005, which was mainly due to $769,020 of net loss; $310,799 of gain on extinguishment on debt; and an increase of $64,208 in accounts receivable offset by $924,000 of share-based compensation, relating to 10,000,000 shares of common stock issued to consultants for marketing services in connection with such consultants making families of limb loss patients aware of the Company's services, of which 2,000,000 shares were subsequently cancelled in March 2006, by a consultant in connection with such consultants notice to the Company that he would not be able to spend as much time on the Company's marketing campaign as previously anticipated.

We had net cash provided by financing activities of $180,000 for the six months ended December 31, 2005, which included $210,000 of proceeds from the sale of 4,500,000 shares of common stock to four individuals for aggregate consideration of $210,000 offset by $30,000 of payment in settlement of convertible debt in connection with the Release, described above under "Recent Events."

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals.

On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined below), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock.

Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

We have historically been dependent on the sale of common stock for funding for our operations. In connection with such funding, we issued 4,500,000 shares of common stock at prices ranging from $0.035 to $0.05 per share during the six months ended December 31, 2005, for aggregate net proceeds of $210,000. Additionally, we issued 10,000,000 shares of common stock to consultants at an average price of $0.0934 per share during the six months ended December 31, 2005 and recognized compensation expense of $924,000, which is included in selling, general, and administrative expenses.

As of June 2006, we believe we can operate for approximately twelve (12) months due to the $600,000 (less closing costs and finders fees), we received upon the sale of certain Convertible Debentures on May 30, 2006, described above based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. We also believe that we will be able to increase our yearly advertising and marketing budget five fold, for the fiscal year ending June 30, 2006, compared to the fiscal year ending June 30, 2005, by utilizing $250,000 from both the first tranche of the funding, as well as our working capital. We also anticipate receiving approximately $900,000 in subsequent tranches in connection with such funding, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Term Sheet and a definitive agreement in connection with such Term Sheet will be reduced by fees paid to the lending source in connection with the entry into the definitive agreement and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the shares convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of warrants pursuant to the terms of the Term Sheet.

Other than the funding transaction described above, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. However, management does not see the need for any additional financing in the foreseeable future, other than the money the Company will receive from the sale of the Debentures. We currently anticipate that our operations will continue to grow as a result of our increased advertising and marketing expenditures, which has allowed a greater number of potential clients to become aware of our operations and services, as we have already seen a higher volume of sales due to such advertising over the past one to two months.

                                  RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2005 and 2004, we incurred net losses of $4,390,948 and $3,729,393, respectively, and experienced negative cash flows from operations of $298,454 and $312,148, respectively. During the six months ended December 31, 2005, we continued to experience negative operating results as we reported a net loss of $796,020 and had negative cash flows from operations of $170,496. Our losses are related to three primary factors as follows: 1) We are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 28 fitted in fiscal 2005; 2) We have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $4,020,264 and $377,000 during the years ended June 30, 2005 and 2004, respectively and charges to income of $924,000 for the six months ended December 31, 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES WHICH WE AGREED TO SELL IN MAY 2006, AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006, we sold certain third party investors an aggregate of $600,000 in Convertible Debentures and agreed to sell them an additional $900,000 in Convertible Debentures. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if they are not convertible into shares of our common stock, until our operating results improve, if at all, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital we may be forced to curtail or abandon our business operations.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT TO IMPLEMENT OUR BUSINESS PLAN, AND LOSING HER SERVICES WOULD BE INJURIOUS TO OUR BUSINESS.

Our success is substantially dependent upon the time, talent, and experience of Linda Putback-Bean, our President and Chief Executive Officer. Mrs. Putback-Bean possesses a comprehensive knowledge of our business and has built numerous relationships with industry representatives. We have no employment agreement with Mrs. Putback-Bean. While Mrs. Putback-Bean has no present plans to leave or retire, her loss would have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance in the amount of $1,000,000 with respect to Mrs. Putback-Bean. If we were to lose the services of Mrs. Putback-Bean, our operations may suffer and we may be forced to curtail or abandon our business plan.

Additionally, in order for us to expand, we must continue to improve and expand the level of expertise of our personnel and we must attract, train and manage qualified managers and employees to oversee and manage our operations. As demand for qualified personnel is high, there is no assurance that we will be in a position to offer competitive compensation packages to attract or retain such qualified personnel in the future. If we are not able to obtain qualified personnel in the future, if our operations grow, of which there can be no assurance, we may be forced to curtail or abandon our plans for future growth.

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to in our "Description of Business" section herein) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit these widely dispersed infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there is can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic's devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

DUE TO IMPROVED HEALTHCARE, THERE COULD BE FEWER AND FEWER CHILDREN EACH YEAR WITH PRE-NATAL LIMB-LOSS.

Since the majority of our first-time prospective fittings are assumed to be with children with a pre-natal limb-loss, breakthroughs in pre-natal safety regimens and treatment could end the need for the vast majority of future fittings of pediatric prosthetics. As such, there can be no assurance that the number of children requiring our services will continue to grow in the future, and in fact the number of such children may decline as breakthroughs occur.

CHANGES IN GOVERNMENT REIMBURSEMENT LEVELS COULD ADVERSELY AFFECT OUR NET SALES, CASH FLOWS AND PROFITABILITY.

We derived a significant percentage of our net sales for the year ended June 30, 2005 from reimbursements for prosthetic services and products from programs administered by Medicare, or Medicaid. Each of these programs sets maximum reimbursement levels for prosthetic services and products. If these agencies reduce reimbursement levels for prosthetic services and products in the future, our net sales could substantially decline. Additionally, reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for prosthetic products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. As such, modifications to government reimbursement levels could reduce our revenues and/or cause individuals who would have otherwise retained our services to look for cheaper alternatives.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the six months ended December 31, 2005 and 2004, we had net losses of $796,020 and $4,080,290, respectively and negative cash flows from operations of $170,496 and $101,532, respectively. Additionally, negative operating results have produced a working capital deficit of $3,977 and stockholders' equity of only $50,137 at December 31, 2005. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE AND EFFECTIVELY MANAGE OUR INVENTORY, OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of March 31, 2006, our accounts receivable over 120 days old represented approximately 39% of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

IF WE ARE UNABLE TO MAINTAIN GOOD RELATIONS WITH OUR SUPPLIERS, OUR EXISTING PURCHASING COSTS MAY BE JEOPARDIZED, WHICH COULD ADVERSELY AFFECT OUR GROSS MARGINS.

Our gross margins have been, and will continue to be, dependent, in part, on our ability to continue to obtain favorable terms from our suppliers. These terms may be subject to changes in suppliers' strategies from time to time, which could adversely affect our gross margins over time. The profitability of our business depends, in part, upon our ability to maintain good relations with these suppliers, of which there can be no assurance.

WE DEPEND ON THE CONTINUED EMPLOYMENT OF OUR TWO PROSTHETISTS WHO WORK AT OUR HOUSTON PATIENT-CARE FACILITY AND THEIR RELATIONSHIPS WITH REFERRAL SOURCES AND PATIENTS. OUR ABILITY TO PROVIDE PEDIATRIC PROSTHETIC SERVICES AT OUR PATIENT-CARE FACILITY WOULD BE IMPAIRED AND OUR NET SALES REDUCED IF WE WERE UNABLE TO MAINTAIN THESE EMPLOYMENT AND REFERRAL RELATIONSHIPS.

Our net sales would be reduced if either of our two (2) practitioners leaves us. In addition, any failure of these practitioners to maintain the quality of care provided or to otherwise adhere to certain general operating procedures at our facility, or among our Host Affiliates, or any damage to the reputation of any of our practitioners could damage our reputation, subject us to liability and/or significantly reduce our net sales.

WE FACE PERIODIC REVIEWS, AUDITS AND INVESTIGATIONS UNDER OUR CONTRACTS WITH FEDERAL AND STATE GOVERNMENT AGENCIES, AND THESE AUDITS COULD HAVE ADVERSE
FINDINGS  THAT  MAY  NEGATIVELY  IMPACT  OUR  BUSINESS.

We contract with various federal and state governmental agencies to provide prosthetic services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit or investigation could result in:

     - refunding of amounts we have been paid pursuant to our government contracts;
     -    imposition  of  fines,  penalties  and  other  sanctions  on  us;
     -    loss  of  our  right  to  participate  in  various  federal  programs;
     -    damage  to  our  reputation  in  various  markets;  or
     - material and/or adverse effects on the business, financial condition and results of operations.

WE HAVE NEVER PAID A CASH DIVIDEND AND IT IS LIKELY THAT THE ONLY WAY YOU WILL REALIZE A RETURN ON YOUR INVESTMENT IS BY SELLING YOUR SHARES.

We have never paid cash dividends on any of our securities. Our Board of Directors does not anticipate paying cash dividends in the foreseeable future.

We currently intend to retain future earnings to finance our growth. As a result, your return on an investment in our stock will likely depend on your ability to sell our stock at a profit, of which there can be no assurance.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, WHICH COULD CAUSE DILUTION TO OUR THEN EXISTING SHAREHOLDERS.

We may seek to raise additional equity capital in the future. Any issuance of additional shares of our common stock will dilute the percentage ownership interest of all our then shareholders and may dilute the book value per share of our common stock, which would likely cause a decrease in value of our common stock.

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of May 9, 2006, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Director's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of May 9, 2006, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 30.9% of our outstanding common stock. Additionally, Mrs. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Mrs. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 20,000,000 shares of common stock, for a total of a total of approximately 50.4% of our total voting power based on 117,828,462 voting shares, which includes the 97,828,462 shares of common stock outstanding and the 20,000,000 shares which our Series A

Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power gives our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE CURRENTLY ONLY HAVE A LIMITED NUMBER OF AUTHORIZED BUT UNISSUED SHARES, WHICH MAY CAUSE US TO FACE PENALTIES IN CONNECTION WITH OUR INABILITY TO CONVERT OUR DEBENTURES INTO COMMON STOCK AT THE OPTION OF THE DEBENTURE HOLDERS AND/OR TO ISSUE SHARES OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF OUR OUTSTANDING WARRANTS.

As of May 9, 2006, we had 97,828,462 shares of common stock issued and outstanding out of a total of 100,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 2,171,538 shares of our common stock. As a result, we do not have a sufficient number of authorized but unissued shares to allow for the conversion of our outstanding Debentures by the Debenture holders and/or the exercise of the Warrant. As a result, we may face penalties in connection with such conversions and/or exercises and/or be forced to repay such Debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the Debenture holders to convert their Debentures into shares of common stock and/or to allow them to exercise their Warrants. These penalties and/or the requirement that we repay the Debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

Our common stock is currently listed on the Pink Sheets, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $4.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors
(generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with the filing of our Form 10-SB and our current status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, and as a result of the filing of our Form 10-SB to become a publicly filing company, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

GOVERNMENT  REGULATION

We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. In November 2003, Congress initiated a three-year freeze on reimbursement levels for all orthotic and prosthetic services starting January 1, 2004. The effect of this legislation has been a downward pressure on our gross profit; however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects.

HIPAA Violations. The Health Insurance Portability and Accountability Act ("HIPAA") provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal anti-kickback laws, these offenses are not limited to federal healthcare programs. In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts. These laws may apply to certain of our operations. Our billing practices could be subject to scrutiny and challenge under HIPAA.

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark II" law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services" - including prosthetic and orthotic devices and supplies - if the physician or the physician's immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare or Medicaid program a claim for payment in violation of Stark II. With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity's shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or as an average during the three previous fiscal years.

With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements comply with Stark II, because the physician's relationship fits within a regulatory exception or does not generate prohibited referrals. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we must rely on physicians and their immediate family members to avoid making referrals to us in violation of Stark II or similar state laws. If, however, we receive a prohibited referral without knowing that the referral was prohibited, our submission of a bill for services rendered pursuant to a referral could subject us to sanctions under Stark II and applicable state laws.

Certification and Licensure. Most states do not require separate licensure for practitioners. However, several states currently require practitioners to be certified by an organization such as the American Board for Certification.

The American Board for Certification Orthotics and Prosthetics conducts a certification program for practitioners and an accreditation program for patient-care centers. The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations. Minimum requirements for an accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements. While we endeavor to comply with all state licensure requirements, we cannot assure that we will be in compliance at all times with these requirements. Failure to comply with state licensure requirements could result in civil penalties, termination of our Medicare agreements, and repayment of amounts received from Medicare for services and supplies furnished by an unlicensed individual or entity.

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and required compliance by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and have taken steps necessary to meet applicable standards and implementation specifications; however, these requirements have had a significant effect on the manner in which we handle health data and communicate with payors.

In addition, state confidentiality and privacy laws may impose civil and/or criminal penalties for certain unauthorized or other uses or disclosures of individually identifiable health information. We are also subject to these laws. While we endeavor to assure that our operations comply with applicable laws governing the confidentiality and privacy of health information, we could face liability in the event of a use or disclosure of health information in violation of one or more of these laws.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding to which we are a party.

ITEM 2.  CHANGES IN SECURITIES

In July 2005, we sold an aggregate of 2,500,000 free trading shares of common stock to three individuals for aggregate consideration of $125,000 or $0.05 per share. We claim an exemption from registration for the above issuances pursuant to Rule 504 of the Securities Act of 1933.

In August 2005, we sold 1,000,000 free trading shares of common stock to one individual for $50,000 or $0.05 per share. We claim an exemption from registration for the above issuance pursuant to Rule 504 of the Securities Act of 1933.

In September 2005, we issued an aggregate of 10,000,000 restricted shares of common stock to four consultants (which included 2,000,000 shares which were later cancelled in March 2006) in connection with their entry into marketing agreements, whereby they agreed to market our prosthetics services. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuances, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In September 2005, our Chief Executive Officer and Director, Linda Putback-Bean cancelled 4,000,000 of shares that were previously issued to Mrs. Bean for services in 2005. These shares were cancelled by Mrs. Bean to provide a larger number of authorized and unissued shares, which allowed the Company to retain and pay consultants in shares for services. It is anticipated that the 4,000,000 shares will be reissued to Mrs. Bean upon such time as the Company is able to increase its authorized and unissued shares.

In December 2005, we sold 1,000,000 shares of common stock to one individual for $35,000 or $0.035 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

                                SUBSEQUENT EVENTS
                                -----------------

In January 2006, we sold 200,000 shares of common stock to one individual for $10,000 or $0.05 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In March 2006, we issued 250,000 shares of common stock to Global in connection and in consideration for Global's entry into the Service Agreement and plan to issue Global up to an additional 1,750,000 over the life of the Service Agreement, as described above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On May 30, 2006, we entered into a Securities Purchase Agreement, with various third parties (the "Purchasers") to sell an aggregate of $1,500,000 in Callable Secured Convertible Notes, which bear interest at the rate of 6% per annum (the "Debentures"), of which an aggregate of $600,000 in Debentures was sold to the Purchasers on May 30, 2006, and the remaining $900,000 is to be sold in two separate tranches, $400,000 on or around the date we file a registration statement to register the shares of common stock the Debentures are convertible into, and $500,000 upon the date such registration statement is declared effective by the SEC. We claim an exemption from registration provided by Rule 506 of Regulation D for the above issuances.

In connection with the sale of the Debentures, we issued the various third party Purchasers Stock Purchase Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants expire if unexercised on May 30, 2013. We claim an exemption from registration provided by Rule 506 of Regulation D for the issuance of the warrants.

We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2014. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, in connection with the closing of the sale of the Debentures, described above, we agreed to issue Geoff Eiten, as a finder's fee in connection with the funding, 3,000,000 warrants to purchase shares of our common stock. The 3,000,000 warrants are exercisble into shares of our common stock as follows, 1,000,000 warrants are exercisable at $0.10 per share, 1,000,000 warrants are exercisable at $0.20 per share, and 1,000,000 warrants are exercisable at $0.30 per share. The warrants granted to Mr. Eiten expire if unexercised on May 11, 2007. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     3.1(1)               Articles of Incorporation
                          (Pediatric Prosthetics, Inc.-Texas) dated
                          September 15, 2003

     3.2(1)               Amendment to Articles of Incorporation
                          Grant Douglas Acquisition Corp. (October 31, 2003)

     3.3(1)               Amendment to Articles of Incorporation
                          Grant Douglas Acquisition Corp. (November 7, 2003) (Series A Convertible Preferred Stock Designation of Rights)

     4.1(1)               Shareholder Voting Agreement dated October 31, 2003

    10.1(1) Acquisition Agreement between Grant Douglas Acquisition Corp. and Pediatric Prosthetics, Inc. dated October 10, 2003

    10.2*                 Settlement Agreement with Secured Releases, LLC

    10.1(2)               Securities Purchase Agreement

    10.2(2)               Callable Secured Convertible Note with AJW
                          Offshore, Ltd.

    10.3(2)               Callable Secured Convertible Note with AJW
                          Partners, LLC

    10.4(2)               Callable Secured Convertible Note with AJW Qualified
                          Partners, LLC

    10.5(2) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

    10.6(2)               Stock Purchase Warrant with AJW Offshore, Ltd.

    10.7(2)               Stock Purchase Warrant with AJW Partners, LLC

    10.8(2)               Stock Purchase Warrant with AJW Qualified
                          Partners, LLC

    10.9(2)               Stock Purchase Warrant with New Millennium Capital
                          Partners II, LLC

   10.10(2)               Security  Agreement

   10.11(2)               Intellectual  Property  Security  Agreement

   10.12(2)               Registration Rights Agreement


    31.1*                 Certificate of the Chief Executive
                          Officer pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002

    31.2*                 Certificate of the Principal Financial
                          Officer pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002

    32.1*                 Certificate of the Chief Executive
                          Officer pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002

    32.2*                 Certificate of the Principal Financial
                          Officer pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002

* Filed Herein.

(1) Filed as exhibits to our Form 10-SB filed with the Commission on February 13, 2006 and incorporated by reference herein.

(3) Filed as exhibits to our Report on Form 8-K, filed with the Commission on June 2, 2006, and incorporated herein by reference.


b)     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEDIATRIC PROSTHETICS, INC.

DATED: June 28, 2006               By: /s/ Linda Putback-Bean
                                      ------------------------
                                      Linda Putback-Bean
                                      Chief Executive Officer