Form 10QSB
period 2006-03-31
PEDIATRIC PROSTHETICS INC
filed 2006-07-05
CIK 1280894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------  --------------
               Commission file number 000-51804


                          PEDIATRIC PROSTHETICS, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


              IDAHO                                    68-0566694
              -----                                    ----------
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

     As of June 29, 2006, 98,274,889 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


PEDIATRIC PROSTHETICS, INC.

TABLE OF CONTENTS


                                                                           PAGE


 Unaudited Balance Sheets as of March 31, 2006 and June 30, 2005           F-2

 Unaudited Statements Of Operations for the three and nine
   months ended March 31, 2006 and 2005                                    F-3

 Unaudited Statement Of Stockholders' Equity (Deficit) for the nine
   months ended March 31, 2006                                             F-4

 Unaudited Statements Of Cash Flows for nine months ended
   March 31, 2006 and 2005                                                 F-5

 Notes to Unaudited Financial Statements                                   F-6


PEDIATRIC PROSTHETICS, INC.

UNAUDITED BALANCE SHEETS

MARCH 31, 2006 AND JUNE 30, 2005
=============================================================================================

                                                               MARCH 31, 2006   JUNE 30, 2005
                                                               --------------   -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                   $         4,548   $      29,818
  Trade accounts receivable, net                                      216,096          73,422
  Prepaid expenses and other current assets                            15,848          16,492
                                                              ---------------   -------------
     Total current assets                                             236,492         119,732

Furniture and equipment, net                                           63,245          81,229
                                                              ---------------   -------------
        Total assets                                          $       299,737   $     200,961
                                                              ===============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable                                               $        35,000   $           -
  Trade accounts payable                                              161,455          89,280
  Accrued liabilities                                                  73,833         183,791
  Convertible debt                                                          -         201,045
  Due to related party                                                    500             500
                                                              ---------------   -------------
    Total current liabilities                                         270,788         474,616

Deferred rent                                                          13,280          14,188
                                                              ---------------   -------------
      Total liabilities                                               284,068         488,804
                                                              ---------------   -------------
Commitments and contingencies:

Stockholders' equity (deficit):
  Preferred stock, par value $0.001; authorized
    10,000,000; 1,000,000 shares issued and outstanding                 1,000           1,000
  Common stock, par value $0.001; authorized 100,000,000
    shares; issued and outstanding 97,828,452 and
    88,878,452 at March 31, 2006 and June 30, 2005,
    respectively                                                       97,828          88,878
  Additional paid-in capital                                        8,717,170       7,742,620
  Accumulated deficit                                              (8,800,329)     (8,120,341)
                                                              ---------------   -------------
      Total stockholders' equity (deficit)                             15,669        (287,843)
                                                              ---------------   -------------
        Total liabilities and stockholders' equity (deficit)  $       299,737   $     200,961
                                                              ===============   =============





    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
============================================================================================================

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         MARCH 31,                     MARCH 31,
                                               ---------------------------      ---------------------------
                                                  2006             2005           2006              2005
                                               ----------       ----------      ---------       -----------

Revenue                                        $  232,934       $   54,457      $ 479,182       $   271,057
                                               ----------       ----------      ---------       -----------
Operating expenses:
   Cost of sales (Except for items stated          26,325           50,102        109,226            97,387
     separately below)
   Depreciation expense                             5,059            5,427         15,174            14,651
   Selling, general and administrative
       expenses                                    74,330          222,226      1,326,059         4,454,763
                                               ----------       ----------      ---------       -----------
       Total operating expenses                   105,714          277,755      1,450,459         4,566,801
                                               ----------       ----------      ---------       -----------
             Income (loss) from operations        127,220         (223,298)      (971,277)       (4,295,744)
                                               ----------       ----------      ---------       -----------
Other income (expense):
   Interest income                                      4                -              4                83
   Interest expense                                (1,192)          (8,674)       (16,703)          (16,601)
   Loss on disposal of fixed assets                     -                -         (2,811)                -
   Gain on extinguishment of debt                       -                -        310,799                 -
                                               ----------       ----------      ---------       -----------
       Other income (expense)                      (1,188)          (8,674)       291,289           (16,518)
                                               ----------       ----------      ---------       -----------
             Net income (loss)                 $  126,032       $ (231,972)     $(679,988)      $(4,312,262)
                                               ==========       ==========      =========       ===========
Net loss per common share - basic
   and diluted                                 $     0.00       $    (0.00)     $   (0.01)      $     (0.07)
                                               ==========       ==========      =========       ===========
Weighted average shares of common
   stock outstanding - basic and
   diluted                                     99,108,452       86,168,508     95,581,737        59,215,642
                                               ==========       ==========     ==========       ===========





    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETHICS, INC.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the Nine Months Ended March 31, 2006
=============================================================================================================================

                                 Preferred Stock            Common stock        Additional
                             -----------------------     ---------------------    Paid-In        Accumulated
                              Shares         Amount       Shares       Amount     Capital          Deficit           Total
                             ---------     ---------     --------     --------   -----------     ------------      ----------
Balance as of
June 30, 2005                1,000,000     $   1,000     88,878,452   $ 88,878   $ 7,742,620     $ (8,120,341)     $ (287,843)

Common stock issued
for cash, net                        -             -      4,700,000      4,700       215,300                -         220,000

Common stock issued for
    services non-
    employees                        -             -      8,250,000      8,250       755,250                -         763,500

Common stock surrendered
    to treasury by major
    stockholder/officer/
    director                         -             -     (4,000,000)    (4,000)        4,000                -               -

Net loss                             -             -              -          -             -         (679,988)       (679,988)
                             ---------     ----------    ----------   --------  ------------     ------------      ----------

Balance at March 31, 2006    1,000,000     $    1,000    97,828,452   $ 97,828  $  8,717,170     $ (8,800,329)     $   15,669
                             =========     ==========    ==========   ========  ============     ============      ==========


The  accompanying  notes  are  an  integral  part  of these financial statements



PEDIATRIC PROSTHETICS, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
==========================================================================================

                                                              2006                2005
                                                           =============      ============
Cash Flows From Operating Activities
  Net loss                                                 $    (679,988)     $ (4,312,262)
  Adjustments to reconcile net loss to net cash used by
    operating activities
    Depreciation expense                                          15,174            14,651
    Loss on disposal of equipment                                  2,811                 -
    Deferred rent                                                   (908)                -
    Share-based compensation                                     784,333         4,017,514
    Provision for doubtful accounts                               64,000            37,000
    Gain on extinguishment of debt                              (310,799)                -
    Changes in operating assets and liabilities:
      Accounts receivable                                       (206,674)          (30,099)
      Prepaid expenses and other current assets                      644            (3,011)
      Accounts payable                                            72,175             7,761
      Accrued liabilities                                          8,962            52,194
                                                           -------------     -------------
        Net cash used by operating activities                   (250,270)         (216,252)
                                                           -------------     -------------
Cash Flows From Investing Activities
  Purchase of furniture and equipment                                  -              (387)
                                                           -------------     -------------
        Net cash used by investing activities                          -              (387)
                                                           -------------     -------------
Cash Flows From Financing Activities:
  Payment in settlement of convertible debt                      (30,000)                -
  Proceeds from issuance of debt                                  35,000                 -
  Proceeds from issuance of common stock, net of expenses        220,000           271,500
                                                           -------------     -------------
        Net cash provided by financing activities                225,000           271,500

Net increase (decrease) in cash and cash equivalents             (25,270)           54,861

Cash and cash equivalents, beginning of period                    29,818             9,110
                                                           -------------    --------------
Cash and cash equivalents, end of period                   $       4,548    $       63,971
                                                           =============    ==============


Supplemental disclosure of cash flow information
       Interest expense                                    $      12,107    $        3,042
       Income taxes                                        $           -    $            -





   The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   BASIS OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------------------

     GENERAL

     Pediatric Prosthetics, Inc. (the "Company") is involved in the design, fabrication and fitting of custom-made artificial limbs. The Company's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

     INTERIM  FINANCIAL  STATEMENTS

     The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations.

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

2.   GOING CONCERN  CONSIDERATIONS
     -----------------------------

     Since its inception, the Company has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the nine months ended March 31, 2006 and 2005, the Company had net losses of $679,988 and $4,312,262, respectively, and negative cash flows from operations of $250,270 and $216,252, respectively.

     Negative operating results have produced a working capital deficit of $34,296 and stockholders' equity of only $15,669 at March 31, 2006. The Company's negative financial results and its current financial position raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently implementing it plans to deal with going concern issues. The first step in that plan was its recapitalization into a public shell on October 10, 2003. Management believes that the recapitalization and its current plan to become a fully reporting public company will allow the Company, through private placements of its common stock, to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

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

4.   NOTES PAYABLE
     -------------

     On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals. Additionally, both loans are convertible into 1,000,000 shares of our common stock at the rate of one share for each $0.035 owed.

     On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. Although the promissory note was entered into on March 28, 2006, the promissory note was not funded until April 2006, and as a result, the $50,000 has not been included in the Company's March 31, 2006, financial statements. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholders also have 1,428,571 outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

5.   INCOME  TAXES
     -------------

     At March 31, 2006 the Company has a net operating loss carry-forward ("NOL") of approximately $909,000 expiring through 2025. The Company has a deferred tax asset of approximately $309,000 resulting from this NOL. The loss carry-forwards relating to Grant Douglas Acquisition Corp. prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both March 31, 2006 and June 30, 2005, in an amount equal to the deferred tax asset.

     The difference between the benefit for income taxes and the 34% federal statutory rate for the three months ended March 31, 2006, relates primarily to non-deductible share-based compensation and increases in the valuation allowance for deferred tax assets.

6.   STOCKHOLDERS'  EQUITY
     --------------------

     COMMON  STOCK  ISSUED  FOR  CASH

     From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Depending on the nature of the offering and restrictions imposed on the shares being sold, the sales price of the common stock may be below the fair market value of the underlying common stock on the date of issuance. During the nine months ended March 31, 2006 the Company issued 4,700,000 shares of common stock at prices ranging from $0.035 to $0.05, for net cash proceeds of $220,000.

     COMMON  STOCK  ISSUED  FOR  SERVICES

     During the nine months ended March 31, 2006, the Company issued 10,000,000 shares of common to consultants stock at prices ranging from $0.07 to $0.095 per share and recognized compensation expense of $951,500. As described below, certain of the shares issued for services were subsequently returned and the value that was previously recorded as share-based compensation was reversed to reduce share-based compensation in the amount of $188,000, therefore the net share-based compensation expense recorded for shares issued during the nine months ended March 31, 2006 was $763,500.

     COMMON  STOCK  SURRENDERED

     On September 29, 2005, a primary stockholder/officer/director of the Company agreed to surrender 4,000,000 shares of common stock to treasury. These shares, previously issued for services in 2005, were removed from common stock at par value with an offsetting increase to additional paid-in capital.

     On March 10, 2006, as discussed above, a consultant to the Company agreed to surrender 2,000,000 shares of common stock to treasury. These shares, previously issued for services in 2006, were removed from common stock and additional paid-in capital at the $188,000 value for which they were originally issued. The $188,000 credit to compensation expense recognized in the quarter ended March 31, 2006 was the primary reason that the Company reported net income in such quarter.

     GLOBAL  MEDIA  FUND,  INC.  AGREEMENT

     In February 2006, we entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company which Global has guaranteed will be placed in at least 400 radio stations. In consideration for the Service Agreement, we agreed to issue Global 250,000 restricted shares of our common stock, which shares were issued in March 2006; and agreed to issue Global a total of $112,500 worth of our common stock (as calculated below), to be paid by the issuance of $28,125 worth of our common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007. We have not issued Global the May 1, 2006 payment, but $20,833 of share-based compensation has been accrued for services performed as of March 31, 2006.

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

7.   SUBSEQUENT  EVENTS
     ------------------

     In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Term Sheet"). Pursuant to the Securities Purchase
     Agreement, we agreed to sell the investors $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined below), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

     We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2013. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

     Additionally, in connection with the closing of the sale of the Debentures,described above, we agreed to issue Geoff Eiten, as a finder's fee in connection with the funding, 3,000,000 warrants to purchase shares of our common stock. The 3,000,000 warrants are exercisable into shares of our common stock as follows, 1,000,000 warrants are exercisable at $0.10 per share, 1,000,000 warrants are exercisable at $0.20 per share, and 1,000,000 warrants are exercisable at $0.30 per share. The warrants granted to Mr. Eiten expire if unexercised on May 8, 2010. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven fittings and from January 1, 2006, until the date of this filing, we have made approximately thirty-five fittings. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately seven to eight fittings per month since January 2006.

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

EMPLOYEES

As of June 27, 2006, we had five employees, three of which are in management positions. We also use the services of outside consultants as necessary to provide therapy, public relations and business and financial services.

AGREEMENTS  WITH  HOST  AFFILIATES

We have entered into consulting contracts with fourteen host prosthetic providers ("Host Affiliates") with facilities at various locations in 21 states.

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

On March 28, 2006, we borrowed $50,000 from shareholders of the Company, which amount was not paid to us until April 2006, and has therefore not been included in the attached financial statements for the quarter ended March 31, 2006, and issued those individuals a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder who loaned us the $50,000 also has 1,428,571 outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

SUBSEQUENT EVENTS:

                     MAY 2006 SECURITIES PURCHASE AGREEMENT

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing. Pursuant to the Securities
Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures"), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 upon the filing of a registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 upon the effectiveness of such registration statement. The Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock as described in greater detail below. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We agreed to register the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for on a Form SB-2 registration statement. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

We also agreed in the Purchase Agreement to use our best efforts to increase our key man life insurance on our President and Director, Linda Putback-Bean and our Vice President and Director Kenneth W. Bean on or before fifteen (15) business days from the Closing.

The $600,000 we received from the Purchasers at the Closing, in connection with the sales of the Debentures was distributed as follows:

     o $100,000 to Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), as a finder's fee in connection with the funding (we also have agreed to pay Lionheart an additional $50,000 upon the payment of the next tranche of the funding by the Purchasers);

     o $18,000 to Geoff Eiten, as a finder's fee in connection with the funding (we also have agreed to pay Mr. Eiten an additional $27,000 upon the payment of additional tranches of funding by the Purchasers);

     o $75,000 in legal fees and closing payments to our counsel, the Purchaser's counsel and certain companies working on the Purchaser's behalf;

     o $10,000 to be held in escrow for the payment of additional key man life insurance on Linda Putback-Bean and Kenneth W. Bean, as described above; and

     o $370,000 to us, which we anticipate spending on legal and accounting fees in connection with the filing of our amended Form 10-SB, outstanding reports on Form 10-QSB, and Form SB-2 registration statement, as well as marketing and promotional fees and inventory costs, as well as other general working capital purposes.

                       CALLABLE SECURED CONVERTIBLE NOTES

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the trading price of our common stock on any trading day, during which we receive a notice of conversion from the Purchasers, provided the conversion price shall increase to 55% of the trading price of our common stock in the event our Registration Statement to be filed to register the shares convertible into common stock in connection with the Debentures is filed on or before the sixtieth (60th) day from the date of the Closing, Friday, July 28, 2006; and such conversion price shall increase to 60% of the trading price of our common stock in the event that such Registration Statement becomes effective on or before the one hundred and forty-fifth (145th) day after the Closing (the "Conversion Price").

Furthermore, the Purchasers have agreed to limit their conversions of the Debentures to no more than the greater of (1) $80,000 per calendar month; or (2) the average daily volume calculated during the ten business days prior to a conversion, per conversion.

Pursuant to the Debentures, the Conversion Price is automatically adjusted if, while the Debentures are outstanding, we issue or sell, any shares of common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Conversion Price then in effect, with the consideration paid per share, if any being equal to the new Conversion Price; provided however, that each Purchaser has agreed to not convert any amount of principal or interest into shares of common stock, if, as a result of such conversion, such Purchaser and affiliates of such Purchaser will hold more than 4.99% of our outstanding common stock.

"Events  of  Default"  under  the  Debentures  include:

     1.   Our  failure  to  pay  any  principal  or  interest  when  due;

     2. Our failure to issue shares of common stock to the Purchasers in connection with any conversion as provided in the Debentures;

     3. Our failure to file a Registration Statement covering the shares of common stock convertible which the Debentures are convertible into within sixty (60) days of the Closing, or obtain effectiveness of such Registration Statement within one hundred and forty-five (145) days of the Closing, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

     4.   Our entry into bankruptcy or the appointment of a receiver or trustee;

     5.   Our breach  of  any  covenants  in  the  Debentures  or  Purchase
          Agreement, if such breach continues for a period of ten (10) days after written notice thereof by the Purchasers, or our breach of any representations or warranties included in any of the other agreements entered into in connection with the Closing;

     6. If any judgment is entered against us or our property for more than $100,000, and such judgment is unvacated, unbonded or unstayed for a period of twenty (20) days, unless otherwise consented to by the Purchasers, which consent will not be unreasonably withheld; or

     7. If we fail to maintain the listing of our common stock on the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange within 180 days from the date of Closing.

Upon the occurrence of and during the continuance of an Event of Default, the Purchasers can make the Debentures immediately due and payable, and can make us pay the greater of (a) 130% of the total remaining outstanding principal amount of the Debentures, plus accrued and unpaid interest thereunder, or (b) the total dollar value of the number of shares of common stock which the funds referenced in section (a) would be convertible into (as calculated in the Debentures), multiplied by the highest closing price for our common stock during the period we are in default. If we fail to pay the Purchasers such amount within five (5) days of the date such amount is due, the Purchasers can require us to pay them in shares of common stock at the greater of the amount of shares of common stock which (a) or (b) is convertible into, at the Conversion Rate then in effect.

Pursuant to the Debentures, we have the right, assuming (a) no Event of Default has occurred or is continuing, (b) that we have a sufficient number of authorized but unissued shares of common stock, (c) that our common stock is trading at or below $0.20 per share, and (d) that we are then able to prepay the Debentures as provided in the Debentures, to make an optional prepayment of the outstanding amount of the Debentures equal to 120% of the amount outstanding under the Debentures (plus any accrued and unpaid interest thereunder) during the first 180 days after the Closing, 130% of the outstanding amount of the Debentures (plus any accrued and unpaid interest thereunder) between 181 and 360 days after the Closing, and 140% thereafter, after giving ten (10) days written notice to the Purchasers.

Additionally, pursuant to the Debentures, we have the right, in the event the average daily price of our common stock for each day of any month the Debentures are outstanding is below $0.20 per share, to prepay a portion of the outstanding principal amount of the Debentures equal to 101% of the principal amount of the Debentures divided by thirty-six (36) plus one month's interest. Additionally, the Purchasers have agreed in the Debentures to not convert any principal or interest into shares of common stock in the event we exercise such prepayment right.

At the Closing, we entered into a Security Agreement and an Intellectual Property Security Agreement (collectively, the "Security Agreements"), with the Purchasers, whereby we granted the Purchasers a security interest in, among other things, all of our goods, equipment, machinery, inventory, computers, furniture, contract rights, receivables, software, copyrights, licenses, warranties, service contracts and intellectual property to secure the repayment of the Debentures.

                             STOCK PURCHASE WARRANTS

In connection with the Closing, we sold an aggregate of 50,000,000 Warrants to the Purchasers, which warrants are exercisable for shares of our common stock at an exercise price of $0.10 per share (the "Exercise Price"). Each Purchaser, however, has agreed not to exercise any of the Warrants into shares of common stock, if, as a result of such exercise, such Purchaser and affiliates of such Purchaser will hold more than 4.9% of our outstanding common stock.

The Warrants expire, if unexercised at 6:00 p.m., Eastern Standard Time on May 30, 2013. The Warrants also include reset rights, which provide for the Exercise Price of the Warrants to be reset to a lower price if we (a) issue any warrants or options (other than in connection with our Stock Option Plans), which have an exercise price of less than the then market price of the common stock, as calculated in the Warrants, at which time the Exercise Price of the Warrants will be equal to the exercise price of the warrants or options granted, as calculated in the Warrants; or (b) issue any convertible securities, which have a conversion price of less than the then market price of the common stock, as calculated in the Warrants, at which time the Exercise Price of the Warrants will be equal to the conversion price of the convertible securities, as calculated in the Warrants.

Pursuant to the Warrants, until we register the shares of common stock which the Warrant is exercisable for, the Warrants have a cashless exercise feature, where the Purchasers can exercise the Warrants and pay for such exercise in shares of common stock, in lieu of paying the exercise price of such Warrants in cash.

                          REGISTRATION RIGHTS AGREEMENT

Pursuant to the Registration Rights Agreement entered into at the Closing, we agreed to file a registration statement on Form SB-2, to register two (2) times the shares of common stock which the Debentures are convertible into (to account for changes in the Conversion Rate and the conversion of interest on the Debentures) as well as the shares of common stock issuable in connection with the exercise of the Warrants, within sixty (60) days of the Closing and use our best efforts to obtain effectiveness of such registration statement as soon thereafter as possible. However, we do not currently have enough authorized but unissued shares to allow for such conversion and/or exercise by the Purchasers and therefore have filed an information statement with the SEC to allow for shareholder approval to affect an increase in our authorized shares in connection with such registration statement filing.

If we do not obtain effectiveness of the registration statement with the SEC within one hundred and forty-five (145) days from the Closing date, or if after the registration statement has been declared effective by the SEC, sales of common stock cannot be made pursuant to the registration statement, or our common stock ceases to be traded on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, then we are required to make payments to the Purchasers in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debentures, multiplied by $0.02, multiplied by the number of months after such one hundred and forty-five (145) day period and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after the end of the one hundred and forty-five (145) day period, we would owe the Purchasers an aggregate of $20,000 in penalty payments, based on $1,000,000 then outstanding under the Debentures ($600,000 in debentures sold to the Purchasers at the Closing, plus $400,000 in Debentures sold to the Purchasers upon filing the registration statement).

                       SERVICE AGREEMENT WITH GLOBAL MEDIA

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

REVENUE  RECOGNITION

We  previously  recognized  revenues  from  the  sale  of prosthetic devices and
related   services   generated   through   the   billing   departments  of  the
Host-Affiliates only upon the performance of services by that Host-Affiliate. However, subsequent to December 31, 2005, we amended our accounting to recognize revenues from the sale of prosthetic devices through the billing department of our Host-Affiliates in the same fashion as we recognize revenue when we directly bill customers. Periods prior to January 2006 were not changed due to the fact that the changes would not materially effect the financial statements.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB 25, and generally requires a us to reflect in our income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will estimate the grant-date fair value using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R requires us to estimate the number of instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, "Statement of Cash Flows," to require that we treat excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid in our statement of cash flows. SFAS 123R was effective for us beginning July 1, 2005. The Company had no outstanding warrants or options at the date of adoption SFAS 123R and, accordingly, the adoption had no impact on us.

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

We have established working relationships with fourteen Host Affiliates operating in approximately 21 states. In establishing the relationships with the fourteen Host Affiliates, we also provided one-on-one pediatric training to fourteen prosthetists who are employed by those Host Affiliates. We currently plan to hire one more certified prosthetist and two additional support personnel during the next twelve months, funding permitting, of which there can be no assurance.

As of June, 2006, based on our current monthly gross profits generated in connection with fitting prosthetic limbs, which approximately totals our monthly overhead of $54,000, we believe we will be able to continue our operations throughout fiscal 2007. Due to the receipt of $600,000 on May 30, 2006, (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over our fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

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


                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

We had $232,934 of revenue for the three months ended March 31, 2006, compared to revenue of $54,457 for the three months ended March 31, 2005, an increase in revenue of $178,477 or 328% from the prior period. The increase in revenue for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, as well as a significant number of re-fittings of existing patients due to such patients physical growth.

We had total operating expenses for the three months ended March 31, 2006 of $105,714, compared to total operating expenses for the three months ended March 31, 2005 of $277,755, a decrease in total operating expenses of $172,041 or 61.9% from the prior period. The decrease in total operating expenses was mainly attributable to the $147,896 or 66.6% decrease in selling, general and administrative expenses, to $74,330 for the three months ended March 31, 2006, compared to $222,226 for the three months ended March 31, 2005, which decrease was mainly attributable to a smaller number of shares issued for services during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, and the $23,777 or 47.5% decrease in costs of sales, to $26,325 for the three months ended March 31, 2006, compared to $50,102 for the three months ended March 31, 2005. The decrease in costs of sales was due to a larger number of re-fittings of prosthetic limbs during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, which re-fittings require fewer electronic components than new fittings. Also included in total operating expenses for the three months ended March 31, 2006 was depreciation expenses of $5,059.

Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2006 were 31.9%, compared to selling, general and administrative expenses as a percentage of revenue of 408% for the three months ended March 31, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 376.2% from the prior period. This decrease was mainly due to the 66.6% decrease in selling, general and administrative expenses for from the three months ended March 31, 2005, to the three months ended March 31, 2006, and the 328% increase in revenue over the same period. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had income from operations of $127,220 for the three months ended March 31, 2006, compared to a loss from operations of $223,298, an increase in income from operations of $350,518 or 157% from the prior year. The increase in income from operations was mainly caused by the 328% increase in revenue and the 61.9% decrease in expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

We had total other expense of $1,188 for the three months ended March 31, 2006, compared to total other expense of $8,674 for the three months ended March 31, 2005.

We had net income of $126,032 for the three months ended March 31, 2006, compared to a net loss of $231,972 for the three months ended March 31, 2005, an increase in net income of $358,004 or 154% from the prior year. The increase in net income was mainly caused by the 328% increase in revenue and the 61.9% decrease in expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

NINE  MONTHS  ENDED  MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

We had revenue of $479,182 for the nine months ended March 31, 2006, compared to revenue of $271,057 for the nine months ended March 31, 2005, an increase in revenue of $208,125 or 76.8% from the prior period. The increase in revenue for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005, was mainly due to increased fees received from our Host Affiliates, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, as well as a significant number of re-fittings of existing patients due to such patients physical growth.

We had total operating expenses of $1,450,459 for the nine months ended March 31, 2006, compared to total operating expenses of $4,566,801 for the nine months ended March 31, 2005, a decrease in total operating expenses of $3,116,342 or 68.2% from the previous year. The decrease in total operating expenses was mainly due to the $3,128,704 or 70.2% decrease in selling, general and administrative expenses, which amount included share-based compensation, to $1,326,059 for the nine months ended March 31, 2006, from $4,454,763 for the nine months ended March 31, 2005. Also included in total operating expenses for the nine months ended March 31, 2006 was depreciation expense of $15,174.

Also included in total operating expenses was cost of sales of $109,226 for the nine months ended March 31, 2006, compared to cost of sales of $97,387 for the nine months ended March 31, 2005, an increase of $11,839 or 12.2% in cost of sales from the prior years period. Costs of sales increased for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005 due to increased purchases of parts and components during the nine months ended March 31, 2006.

Selling, general and administrative expenses as a percentage of revenue for the nine months ended March 31, 2006 were 276.7%, compared to selling, general and administrative expenses as a percentage of revenue of 1,643% for the nine months ended March 31, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 1,367% from the prior period. This decrease was mainly due to the 76.8% increase in revenue for the nine months ended March 31, 2006 and the 68.2% decrease in total operating expenses for nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a total loss from operations of $971,277 for the nine months ended March 31, 2006, compared to a total loss from operations of $4,295,744 for the nine months ended March 31, 2005. The decrease in loss from operations was mainly caused by the $3,233,181 or 80.5% decrease in share-based compensation from the nine months ended March 31, 2005 to the nine months ended March 31, 2006.

We had total other income of $291,289 for the nine months ended March 31, 2006, compared to total other expense of $16,518 for the nine months ended March 31, 2005, which represented an increase in other income of $307,807 for the nine months ended March 31, 2006. The change from a net other expense to net other income was due to a $310,799 of gain on extinguishment of debt for the nine months ended March 31, 2006. In November 2005, we entered into a Settlement Agreement and Release with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the nine months ended March 31, 2006.

We had a total net loss of $679,988 for the nine months ended March 31, 2006, compared to a total net loss of $4,312,262 for the nine months ended March 31, 2005, a decrease in net loss of $3,632,274 or 84.2% from the previous year. The decrease in net loss was mainly due to the 3,233,181 or 80.5% decrease in share-based compensation from the nine months ended March 31, 2005 to the nine months ended March 31, 2006 and the $310,799 of gain on extinguishment on debt, offset by the $11,839 or 12.2% increase in cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $299,737 as of March 31, 2006, compared with total assets of $200,961 as of the fiscal year ended June 30, 2005, which represented a $98,776 or 49.1% increase in total assets.

Total assets as of March 31, 2006, included current assets of $236,492 and furniture and equipment, net of accumulated depreciation of $63,245. Current assets included cash and cash equivalents of $4,548, trade and accounts receivable, net of $216,096, and prepaid expenses and other current assets of $15,848.

We had total liabilities of $284,068 as of March 31, 2006, compared to total liabilities of $488,804 for the fiscal year ended June 30, 2005, representing a decrease in total liabilities from the fiscal year ended June 30, 2005 of $204,736 or 41.9%.

Total liabilities as of March 31, 2006 included current liabilities of $270,788 and non-current liabilities consisting of deferred rent of $13,280.

Current liabilities as of March 31, 2006 included trade accounts payable of $161,455, accrued liabilities of $73,833; which included deferred salary payable to our officers; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; and notes payable of $35,000, which does not include the $50,000 loan described below, which loan was entered into in March 2006, but funded in April 2006.

On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder. The shareholders have the option to convert this loan into 1,428,571 shares of our common stock at the rate of one share for each $0.035 then owed. The shareholders also have 1,428,571 outstanding warrants to purchase shares of our common stock at an exercise price of $0.045 per share, which warrants expire if unexercised on May 22, 2008.

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals. The loans are convertible into an aggregate of 1,000,000 shares of our common stock at the rate of one share for each $0.035 owed.

We had negative working capital of $34,296 and a total accumulated deficit of $8,800,329 as of March 31, 2006.

We had total net cash used by operating activities of $250,270 for the nine months ended March 31, 2006, which was mainly due to $679,988 of net loss; $310,799 of gain on extinguishment of debt; and $206,674 of accounts receivable offset by $784,333 of share based compensation, which included 10,000,000 shares of common stock issued to consultants for services in connection with such consultants making families of limb loss patients aware of the Company's services, of which 2,000,000 shares were subsequently cancelled by a consultant in connection with such consultant's notice to the Company that he would not be able to spend as much time on the Company's marketing campaign as previously anticipated.

We had net cash provided by financing activities of $225,000 for the nine months ended March 31, 2006, which included $220,000 of proceeds from the sale of 4,700,000 shares of common stock to certain individuals for aggregate consideration of $220,000 and proceeds from note payable of $35,000, offset by $30,000 of payment in settlement of convertible debt in connection with the Release, described above.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants
(defined and described in greater detail above), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

We have historically been dependent on the sale of common stock for funding for our operations. In connection with such funding, we issued 4,500,000 shares of common stock at prices ranging from $0.035 to $0.05 per share during the nine months ended March 31, 2006, for aggregate net proceeds of $220,000. Additionally, we issued 10,000,000 shares of common stock to consultants ranging from $0.07 and $0.095 per share during the nine months ended March 31, 2006 and recognized compensation expense of $951,500. However, 2,000,000 of those shares were subsequently cancelled and net share-based compensation expense recorded for the nine months ended March 31, 2006, is therefore $763,500.

As of June 2006, we believe we can operate for approximately twelve (12) months due to the $600,000 (less closing costs and finders fees), we received upon the sale of certain Convertible Debentures on May 30, 2006, described above based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. We also believe that we will be able to increase our yearly advertising and marketing budget five fold, for the fiscal year ending June 30, 2007, compared to the fiscal year ending June 30, 2005, by utilizing $250,000 from both the first tranche of the funding, as well as our working capital. We also anticipate receiving approximately $900,000 in subsequent tranches in connection with such funding, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Term Sheet and a definitive agreement in connection with such Term Sheet will be reduced by fees paid to the lending source in connection with the entry into the definitive agreement and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the shares convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of warrants pursuant to the terms of the Term Sheet.

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

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2005 and 2004, we incurred net losses of $4,390,948 and $3,729,393, respectively, and experienced negative cash flows from operations of $298,454 and $312,148, respectively. During the nine months ended March 31, 2006, we continued to experience negative operating results as we reported a net loss of $679,988 and had negative cash flows from operations of $250,270. Our losses are related to three primary factors as follows: 1) We are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 28 fitted in fiscal 2005; 2) We have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $4,020,264 and $377,000 during the years ended June 30, 2005 and 2004, respectively and charges to income of $784,333 for the nine months ended March 31, 2006, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

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

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT TO IMPLEMENT OUR BUSINESS PLAN, AND LOSING HER SERVICES WOULD BE INJURIOUS TO OUR BUSINESS.

Our success is substantially dependent upon the time, talent, and experience of Linda Putback-Bean, our President and Chief Executive Officer. Mrs. Putback-Bean possesses a comprehensive knowledge of our business and has built numerous relationships with industry representatives. We have no employment agreement with Ms. Bean. While Mrs. Putback-Bean has no present plans to leave or retire, her loss would have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain key-man life insurance in the amount of $1,000,000 with respect to Mrs. Putback-Bean. If we were to lose the services of Mrs. Putback-Bean, our operations may suffer and we may be forced to curtail or abandon our business plan.

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

CHANGES IN GOVERNMENT REIMBURSEMENT LEVELS COULD ADVERSELY AFFECT OUR NET SALES, CASH FLOWS AND PROFITABILITY.

We derived a significant percentage of our net sales for the year ended June 30, 2005 and for the nine months ended March 31, 2006, from reimbursements for prosthetic services and products from programs administered by Medicare, or Medicaid. Each of these programs sets maximum reimbursement levels for prosthetic services and products. If these agencies reduce reimbursement levels for prosthetic services and products in the future, our net sales could substantially decline. Additionally, reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for prosthetic products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. As such, modifications to government reimbursement levels could reduce our revenues and/or cause individuals who would have otherwise retained our services to look for cheaper alternatives.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the nine months ended March 31, 2006 and 2005, we had net losses of $679,988 and $4,312,262, respectively and net cash used by operating activities of $250,270 and $216,252, respectively. Additionally, negative operating results have produced a working capital deficit of $34,296 and stockholders' equity of only $15,669 at March 31, 2006. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

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

     As of June 29, 2006, we had 98,274,889 shares of common stock issued and outstanding out of a total of 100,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 2,171,538 shares of our common stock. As a result, we do not have a sufficient number of authorized but unissued shares to allow for the conversion of our outstanding Debentures by the Debenture holders and/or the exercise of the Warrant. As a result, we may face penalties in connection with such conversions and/or exercises and/or be forced to repay such Debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the Debenture holders to convert their Debentures into shares of common stock and/or to allow them to exercise their Warrants. These penalties and/or the requirement that we repay the Debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

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

As  of  June  29,  2006,  our  President  and  Chief  Executive  Officer, Linda
Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 30.7% of our outstanding common stock. Additionally, Ms. Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 20,000,000 shares of common stock, for a total of a total of approximately 50.4% of our total voting power based on 117,828,462 voting shares, which includes the 97,828,462 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power gives our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

Our common stock is currently listed on the Pink Sheets, an over-the-counter electronic quotation service, which stock currently trades below $4.00 per share. We anticipate the trading price of our common stock will continue to be below $4.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $4.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors
(generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

With respect to compensation arrangements, there are exceptions under Stark II that permit physicians to maintain certain business arrangements, such as personal service contracts and equipment or space leases, with healthcare entities to which they refer. We believe that our compensation arrangements comply with Stark II, either because the physician's relationship fits within a regulatory exception or does not generate prohibited referrals. Because we have financial arrangements with physicians and possibly their immediate family members, and because we may not be aware of all those financial arrangements, we must rely on physicians and their immediate family members to avoid making referrals to us in violation of Stark II or similar state laws. If, however, we receive a prohibited referral without knowing that the referral was prohibited, our submission of a bill for services rendered pursuant to a referral could subject us to sanctions under Stark II and applicable state laws.

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

In September 2005, we issued an aggregate of 10,000,000 restricted shares of common stock to four consultants (which included 2,000,000 shares which were later cancelled) in connection with their entry into marketing agreements, whereby they agreed to market our prosthetics services. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuances, since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

In September 2005, our Chief Executive Officer and Director, Linda Putback-Bean cancelled 4,000,000 of the shares which she held, which shares were previously issued to Mrs. Putback-Bean for services in 2005, so that we would have a sufficient number of shares of authorized but unissued common stock to pay consultants in shares of our common stock. It is anticipated that once we increase our authorized shares of common stock, Mrs. Putback-Bean will be reissued the 4,000,000 shares of common stock which she previously agreed to cancel.

In December 2005, we sold 1,000,000 shares of common stock to one individual for $35,000 or $0.035 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In January 2006, we sold 200,000 shares of common stock to one individual for $10,000 or $0.05 per share. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

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

We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2013. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, in connection with the closing of the sale of the Debentures, described above, we agreed to issue Geoff Eiten, as a finder's fee in connection with the funding, 3,000,000 warrants to purchase shares of our common stock. The 3,000,000 warrants are exercisable into shares of our common stock as follows, 1,000,000 warrants are exercisable at $0.10 per share, 1,000,000 warrants are exercisable at $0.20 per share, and 1,000,000 warrants are exercisable at $0.30 per share. The warrants granted to Mr. Eiten expire if unexercised on May 8, 2010. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

     a)     Exhibits

     Exhibit No.      Description

     3.1(1)           Articles of Incorporation
                      (Pediatric Prosthetics, Inc.-Texas) dated
                      September 15, 2003

     3.2(1)           Amendment to Articles of Incorporation
                      Grant Douglas Acquisition Corp. (October 31, 2003)

     3.3(1)           Amendment to Articles of Incorporation
                      Grant Douglas Acquisition Corp. (November 7, 2003) (Series A Convertible Preferred Stock Designation of Rights

     4.1(1) Shareholder Voting Agreement dated October 31, 2003 dated October 10, 2003

     10.2*            Settlement Agreement with Secured Releases, LLC

     10.3(2)          Securities  Purchase  Agreement

     10.4(2)          Callable Secured Convertible Note with AJW Offshore, Ltd.

     10.5(2)          Callable Secured Convertible Note with AJW Partners,  LLC

     10.6(2)          Callable Secured Convertible Note with AJW Qualified
                      Partners, LLC

     10.7(2) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

     10.8(2)          Stock  Purchase  Warrant  with  AJW  Offshore,  Ltd.

     10.9(2)          Stock  Purchase  Warrant  with  AJW  Partners,  LLC

    10.10(2)          Stock  Purchase Warrant with  AJW Qualified Partners, LLC

    10.11(2)          Stock Purchase Warrant with New Millennium
                      Capital Partners II, LLC

    10.12(2)          Security  Agreement

    10.13(2)          Intellectual  Property  Security  Agreement

    10.14(2)          Registration Rights Agreement


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

(2) Filed as exhibits to our Report on Form 8-K, filed with the Commission on June 2, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter for which this report is filed. The Company filed one report on Form 8-K subsequent to the period covered by this report, on June 2, 2006, to report the Company's entry into the Securities Purchase Agreement, Debentures and Warrant, as described above under "Recent Events."


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEDIATRIC PROSTHETICS, INC.

DATED: July  5, 2006


                                   By: /s/ Kenneth W. Bean
                                      ---------------------------
                                      Kenneth W. Bean
                                      Principal Financial Officer