Form 10KSB
period 2006-06-30
PEDIATRIC PROSTHETICS INC
filed 2006-10-27
CIK 1280894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     For the fiscal year ended June 30, 2006

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number 000-51804

                         PEDIATRIC PROSTHETICS, INC.
                         ---------------------------
                (Name of small business issuer in its charter)

             Idaho                            68-0566694
     ----------------------     ----------------------------------
     (State of organization)     (I.R.S. Employer Identification No.)

            12926 WILLOWCHASE DRIVE, HOUSTON, TEXAS 77070
            ----------------------------------------------
               (Address of principal executive offices)

                            (281) 897-1108
                   --------------------------------
                  (Registrant's  telephone  number)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for its most recent fiscal year were $716,107.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Pinksheets as of October 18, 2006, was $3,531,947.

At October 11, 2006, there were 98,274,889 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [x].

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                          4

ITEM 2.     DESCRIPTION OF PROPERTY                                          15

ITEM 3.     LEGAL PROCEEDINGS                                                16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         16

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        19

ITEM 7.     FINANCIAL STATEMENTS                                             F-1

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         40

ITEM 8A.    CONTROLS AND PROCEDURES                                          40

ITEM 8B.    OTHER INFORMATION                                                40

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                40

ITEM 10.    EXECUTIVE COMPENSATION                                           44

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND  RELATED STOCKHOLDER MATTERS                      46

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   47

ITEM 13.    EXHIBITS                                                         48

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           49

SIGNATURES                                                                   50

                                     PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2006. AS USED HEREIN, THE "COMPANY," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO PEDIATRIC PROSTHETICS, INC.

ITEM 1. DESCRIPTION OF BUSINESS

Pediatric Prosthetics, Inc. (the "Company," "we," and "us") is engaged in the custom fitting and fabrication of custom made prosthetic limbs for both upper and lower extremities to infants and children throughout the United States. We also provide our services to families from the international community when the parents can bring the child to the United States for fitting. We buy manufactured components from a number of manufacturers and combine those components to fabricate custom measured, fitted and designed prosthetic limbs for our patients. We also create "anatomically form-fitted suspension sockets" that allow the prosthetic limbs to fit comfortably and securely with each patient's unique residual limb. These suspension sockets must be hand crafted to mirror the surface contours of a patient's residual limb, and must be dynamically compatible with the underlying bone, tendon, ligament, and muscle structures in the residual limb.

We are accredited by the Texas Department of Health as a fully accredited prosthetics provider. We began operations as a fully accredited prosthetic facility on March 18, 2004.

We have a website at www.kiscanplay.com, which contains information which we do not desire to be incorporated by reference into this filing.

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven fittings, from January 1, 2006, until June 30, 2006, we made approximately thirty-six fittings, and from July 1, 2006 until October 10, 2006, we made approximately sixteen fittings. We averaged approximately four to five fittings per month through December 2005 and have averaged approximately five to six fittings per month since January 2006.

HISTORY  OF  THE  COMPANY

We were formed as an Idaho corporation on January 29, 1954, under the name Uranium Mines, Inc. From January 1954 onward, we experienced various restructurings and name changes, including a name change effective March 9, 2001, to Grant Douglas Acquisition Corp. On October 10, 2003, a separate Texas corporation Pediatric Prosthetics, Inc. ("Pediatric Texas"), entered into an acquisition agreement with us, whereby Pediatric Texas agreed to exchange 100% of its outstanding stock for 8,011,390 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (the "Exchange"). We remained as the surviving accounting entity following the Exchange and Grant Douglas Acquisition Corp., the surviving legal entity, adopted a name change to Pediatric Prosthetics, Inc. on October 31, 2003 in connection with the Exchange. In connection with the Exchange, the shareholders of Pediatric Texas (who became our shareholders subsequent to the Exchange) agreed to assume $443,632 in liabilities related to the assumption of a $350,000 convertible note and $93,632 of accrued interest on such note that was held by us prior to the Exchange. From November 2003 through June of 2005 we repaid $148,955 of note principal through the issuance of common stock with a fair value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt. During the year ended June 30, 2006, we negotiated the extinguishment of the remaining convertible note of $201,045 and accrued interest of $139,754 for a one time cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.

We had been a non-operating, non-reporting, corporate shell, without assets or operations since February 6, 2001, but had traded our common stock on the
Pinksheets  under  the  symbol  "GDRG,"  prior  to the Exchange, and had limited operations prior to February 6, 2001. We had not been a reporting company prior to the share exchange. We entered into the Exchange to acquire an operating business, Pediatric, and the shareholders of Pediatric entered into the Exchange to trade Pediatric's common stock on the Pinksheets.

Pediatric, the Texas corporation had limited operations prior to the share exchange with us through a partnership solely controlled by the owners of Pediatric. Upon the initial funding following the share exchange, in November of 2003 we began start-up activities associated with establishing a prosthetics "patient-care facility" according to the regulations set forth by the Texas Department of Health. We also began recruiting our core team of employees, equipping our prosthesis manufacturing laboratory, and building out and furnishing our facility at 12926 Willowchase Drive in Houston, Texas, in compliance with the Texas Board of Health and local occupancy permit requirements. Our "patient-care facility" was approved and accredited by the Texas Board of Health on March 18, 2004. We were approved at that time for the clinical fitting of and fabrication of prosthetic devices for the general public, and for the billing of third party payors, such as health insurance companies for those services.

WARRANTIES

We provide an unlimited one-year warranty on each of our prostheses, which covers both materials and workmanship. Our sub-component suppliers also provide us a one-year warranty on all components, whether electrical or structural, and as a result, we are in effect only responsible for the cost of the re-installation of failed sub-components. To date, warranty repair costs borne by us have been insignificant, and totaled approximately $500 and approximately 30 hours of time during the fiscal year ended June 30, 2006.

PRINCIPAL  SUPPLIERS

We obtain the materials which we use to fabricate and fit our prosthetic limbs from various suppliers including, ARTech Laboratory in Midlothian, Texas; Liberating Technologies, Inc. in Holliston, Massachusetts; Otto Bock Health Care in Minneapolis, Minnesota; Ross Prosthetics in Hartsdale, New York; Southern Prosthetic Supply in Alpharetta, Georgia; Hosmer Dorrance in Campbell, California; P.V.A. Sleeves Co. in Houston, Texas; Daw Industries in Atlanta, Georgia; and American Plastics in Arlington, Texas.

SIGNIFICANT EVENTS DURING THE YEAR ENDED JUNE 30, 2006:

                       SERVICE AGREEMENT WITH GLOBAL MEDIA

In February 2006, the Company entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company, which Global has guaranteed will be placed in at least 400 radio stations. In consideration for executing the Service Agreement, the Company issued Global 250,000 restricted shares of common stock in March 2006. The terms of the agreement call for the Company to issue Global a remaining value of shares equal to $125,000, which will be paid by issuances of common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007. The Service Agreement provides that the Company will issue shares based on the contract payments of $28,125 per payment; however the agreement contains a stock valuation provision that will provide Global with shares that are discounted by 10% of the five day average quoted market prices prior to the issuance dates, therefore Global will receive common stock valued at $31,250 per installment. We also granted Global piggyback registration rights in connection with the shares issued to Global pursuant to the Service Agreement. If we fail to issue Global any consideration owed pursuant to the Service Agreement when due, Global may terminate the

Service Agreement with thirty (30) days written notice to us at which time Global will keep all consideration issued as of that date. We have the right to cancel the Service Agreement at anytime with thirty (30) days written notice to Global, at which time Global will keep all consideration issued as of that date.

On or about June 2, 2006, we issued Global 446,427 shares of common stock valued at $31,250, in connection with the May 1, 2006, payment of $28,125 on the Service Agreement. The value of our common stock in connection with the issuance of the additional shares to Global shall be equal to the value of the common stock to be issued divided by 90% of the average of the closing value of the common stock on the five trading days prior to the date such stock is to be issued on the Pinksheets trading market, or Over-The-Counter Bulletin Board, wherever our common stock is then traded. For example, the average of the closing price of our common stock for the five trading days prior to the May 1, 2006 payment on the Pinksheets was $0.07 per share. Therefore, the amount of shares we issued Global for such May 1, 2006 payment was $28,125 divided by $0.063 ($0.07 x 0.90), which was equal to approximately 446,427 shares of common stock which had a fair market value of $31,250.

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in May, but were extended through November 2006. Additionally, both loans are convertible into 500,000 shares of our common stock, which is equivalent to each loan being convertible into shares of common stock at the rate of one share of common stock for each $0.035 owed under the loans.

In April 2006, we borrowed $50,000 from a shareholder of the Company and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006. The promissory note was renewed for an additional six months, at the option of the holder, through March 2007. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder also received as consideration for the $50,000 promissory note, 1,428,571 warrants, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

In May 2006, we entered into a services agreement with Stock Enterprises, a privately held financial and investor relations services firm ("Stock"), whereby Stock agreed to provide us investor relations services on a non-exclusive basis for the period of one (1) year, and we agreed to issue Stock 2,000,000 restricted shares of our common stock, which shares have not been issued to Stock to date.

                     MAY 2006 SECURITIES PURCHASE AGREEMENT

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures"), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 upon the filing of a registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 upon the effectiveness of such registration statement. The Debentures are to be convertible into our common stock at a discount to the then trading value of our common stock as described in greater detail below. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We agreed to register the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for on a Form SB-2 registration statement. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

We also agreed in the Purchase Agreement to use our best efforts to increase our key man life insurance on our President and Director, Linda Putback-Bean and our Vice President and Director Kenneth W. Bean on or before fifteen (15) business days from the Closing. In June 2006, we submitted applications and had physical exams to increase our key man life insurance through the agent the Purchasers recommended to us, but so far have not received the policies or paid any premiums in connection with the increased key man life insurance to date.

The $600,000 we received from the Purchasers at the Closing, in connection with the sales of the Debentures, which are due May 30, 2009, was distributed as follows:

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

     o $10,000 to be held in escrow for the payment of additional key man life insurance on Linda Putback-Bean and Kenneth W. Bean; and

     o $370,000 to us, which we anticipate spending on legal and accounting fees in connection with the filing of our amended Form 10-SB, outstanding reports on Form 10-QSB, and Form SB-2 registration statement, as well as marketing and promotional fees and inventory costs, as well as other general working capital purposes.

We plan to use the $900,000 in proceeds from the sale of the additional Convertible Debentures (assuming all $900,000 of the additional debentures are sold) as follows:

     o $67,000 - Accounting, auditing and attorney's fees in connection with our periodic reports, this Form 10-SB registration statement and a to be filed Form SB-2 registration statement to register the shares underlying the Convertible Debentures;

     o    $266,000  -  Inventory  for  our  prosthetics  operations;

     o    $67,000  -  Equipment  and  building  improvements;

     o $333,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;

     o $100,000 - Closing costs and finders fees in connection with the funding; and

     o $67,000 - General working capital, including certain amounts for officers and directors salaries, rent and office expenses.

                       CALLABLE SECURED CONVERTIBLE NOTES

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a 3 year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the trading price of our common stock on any trading day, during which we receive a notice of conversion from the Purchasers (the "Conversion Price").

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

     3. Our failure to file a Registration Statement covering the shares of common stock which the Debentures are convertible into within sixty
          (60) days of the Closing (July 31, 2006), or obtain effectiveness of such Registration Statement within one hundred and forty-five (145) days of the Closing (October 22, 2006), which dates have been amended to January 15, 2007 and April 16, 2007, respectively in connection with the Waiver of Rights Agreement, described in greater detail below, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty
          (20)  days  in  any  twelve  (12)  month  period;

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

                             STOCK PURCHASE WARRANTS

In connection with the Closing, we issued an aggregate of 50,000,000 Warrants to the Purchasers, which warrants are exercisable for shares of our common stock at an exercise price of $0.10 per share (the "Exercise Price"). Each Purchaser, however, has agreed not to exercise any of the Warrants into shares of common stock, if, as a result of such exercise, such Purchaser and affiliates of such Purchaser will hold more than 4.9% of our outstanding common stock.

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

                          REGISTRATION RIGHTS AGREEMENT

Pursuant to the Registration Rights Agreement entered into at the Closing, we agreed to file a registration statement on Form SB-2, to register two (2) times the shares of common stock which the Debentures are convertible into (to account for changes in the Conversion Rate and the conversion of interest on the Debentures) as well as the shares of common stock issuable in connection with the exercise of the Warrants, within sixty (60) days of the Closing, which we were not able to accomplish, but which date was amended from sixty (60) days from the Closing until January 15, 2007, in connection with the Waiver of Rights Agreement (described below), and use our best efforts to obtain effectiveness of such registration statement as soon thereafter as possible. However, we do not currently have enough authorized but unissued shares to allow for such conversion and/or exercise by the Purchasers and therefore have filed an information statement with the SEC to allow for shareholder approval to affect an increase in our authorized shares in connection with such registration statement filing.

If we do not obtain effectiveness of the registration statement with the SEC by April 16, 2007, or if after the registration statement has been declared effective by the SEC, sales of common stock cannot be made pursuant to the registration statement, or our common stock ceases to be traded on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, and such default has not been waived by the Purchasers, then we are required to make payments to the Purchasers in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debentures, multiplied by $0.02, multiplied by the number of months after such one hundred and forty-five
(145) day period and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after the end of the one hundred and forty-five (145) day period, we would owe the Purchasers an aggregate of $20,000 in penalty payments, based on $1,000,000 then outstanding under the Debentures ($600,000 in debentures sold to the Purchasers at the Closing, plus $400,000 in Debentures sold to the Purchasers upon filing the registration statement).

RECENT EVENTS

On October 25, 2006, with an effective date of July 31, 2006, we entered into a Waiver of Rights Agreement with the Purchasers, whereby the Purchasers agreed to waiver our prior defaults under the Securities Purchase Agreement and Registration Rights Agreement. In connection with the Waiver of Rights Agreement, the Purchasers agreed to amend the Securities Purchase Agreement to state that we are required to use our best efforts to timely file our periodic reports with the Commission, which amendment waived the previous default caused by our failure to timely file this annual Report on Form 10-KSB with the Commission. The Waiver of Rights Agreement also amended the Securities Purchase Agreement to provide for us to use our best efforts to obtain shareholder approval to increase our authorized shares of common stock as was required by the Securities Purchase Agreement, which amendment waived our failure to obtain shareholder approval to increase our authorized shares of common stock by August 15, 2006. Finally, the Waiver of Rights Agreement amended the dates we were required to file a registration statement covering the shares of common stock which the Purchasers Notes are convertible into and which their Warrants are exercisable into from July 31, 2006 to January 15, 2007, and the date such registration statement is required to be effective with the Commission from October 22, 2006 to April 16, 2007. As a result of the Waiver of Rights Agreement, we are not currently in default of any provision of the Securities Purchase Agreement, Registration Rights Agreement and/or any of the other agreements entered into with the Purchasers at the Closing.


THE  MARKET  PLACE

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

Though not competitors in a business sense, the Shriner's Hospital system, a non-profit organization with approximately 22 orthopedic hospitals throughout North America, has historically extended free prosthetic rehabilitation in addition to providing medical and surgical services to children at no charge. The free care offered by Shriner's may put downward pressure on the prices we charge for our services and/or lower the number of potential clients in the marketplace, which may in turn lower our revenues.

EMPLOYEES

As of October 1, 2006, we had five employees, three of which are in management positions. We also use the services of outside consultants as necessary to provide therapy, public relations and business and financial services. Our employees include the following individuals:

     o Linda Putback-Bean, our President and upper extremity fabricating specialist, who works for us full time. Her Texas certification and licensure is that of a "Prosthetist's Assistant", (PA).

     o Dan Morgan is Our Vice President/Chief Prosthetist, he is an ABC and Texas certified Prosthetist licensed to perform "critical care events" in all of our prosthetic fittings. He is on call full-time.

     o Jean Gonzalez is an ABC and Texas certified Prosthetist, also licensed to perform "critical care events" in all of our prosthetic fittings, full time.

     o Kenneth W. Bean is our Vice President of Operations, and works for us full time. He is in charge of the non-patient care side of the business.

     o Kim Hardberger is our office manager/ bookkeeper, and third party payer liaison in charge of coding and billing and accounts receivable, who works for us full time.

CONSULTANTS
-----------

Occupational  Therapists
     1.  Nancy  Conte-Fisher
     2.  JoAnne  Liberatore

Physical  Therapist
     Kim  Ramey

Other Consultants
     1.  James  Stock,  Investor  Relations  Consultant
     2.  Joe  Gordon,  Business  Consultant
     3.  Mark  Santos,  Marketing  Consultant
     4.  George  Boomer,  Marketing  Consultant
     5.  John  Beagan,  Marketing  Consultant
     6.  Global  Media  Funding,  Feature  article  Placement  Consultants.
     7.  OTC  Financial  Network,  Geoffery  Eiten

AGREEMENTS  WITH  HOST  AFFILIATES

We have entered into consulting contracts with fourteen (14) host prosthetic providers ("Host Affiliates") with facilities at various locations in nineteen
(19)  states.

These consulting agreements allow us to utilize the Host Affiliate's patient-care facilities and billing personnel to aid us in fitting and fabricating custom-made artificial limbs and provide related care and training in multiple geographic locations. We receive a consulting fee from the Host Affiliate on a case-by-case basis but generally we receive 70% of the net cash after components costs for the fitting and fabrication, and the Host receives 30% of the net cash for billing services and use of their lab-facilities. These contracts generally have automatic renewals every six months unless either party gives notice of termination.

We have incorporated by reference a sample of one of our Host Affiliates contracts to this filing as Exhibit 10.2.

As  of  October  1,  2006,  our  Host  Affiliate  companies  were:

     1.   Restorative  Health  Services,  Nashville,  TN
     2.   Mandelbaum  O&P,  Port  Jefferson,  NY  (covers  New  England as well)
     3.   Douglass  Orthotics  &  Prosthetics,  Seattle,  WA
     4.   Union  Prosthetics,  Pittsburgh,  PA
     5.   Advanced  O&P,  Springfield,  MO  (operates  in  MO,  AR,  KS, and OK)
     6.   AZ  Prosthetics,  Scottsdale,  AZ  (also  operates  in  CA,  and  NC)
     7.   Orthotic  Solutions,  Fairfax,  VA  (also  operates  in  MD)
     8.   Temecula  Valley  O&P,  Temecula,  CA
     9.   Hemet  O&P  Los  Angeles,  CA
     10.  Michigan  Orthotics  &  Prosthetics,  Saganaw  MI
     11.  American  Orthopedics,  Columbus  OH
     12.  Harlingen  O&P,  Harlingen  TX
     13.  Land  of  Lakes  O&P  Minneapolis,  MN,  and  St.  Paul  WI
     14.  O&P  Clinical  Technologies,  Gainesville,  FL

REGULATIONS

We are accredited by the Texas Department of Health and are subject to certain state and federal regulations related to the certification of our prosthetists, patient-care facility and billing practices with insurance companies and various state and federal health programs including Medicare and Medicaid.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We lease approximately 3,220 square feet of space that includes our fabrication laboratory, six offices, three fitting/therapy rooms and a playroom/waiting area at 12926 Willowchase Drive in Houston, Texas. We have a five year and four month lease that expires in April 2008 for which we currently pay approximately $3,891 per month in rent and approximately $900 per month in additional charges in connection with operating costs on the building and real estate taxes in connection with such lease. We have an option to renew the lease for an additional five years upon the expiration date of the original lease term. The monthly rental charges for the original term of the lease and the five year extension, should we choose to renew the lease for an additional five year term is set forth below:

            Lease  year:                    Monthly  Rent:
          ----------------              ---------------------
                1                               $3,488
                2                               $3,623
                3                               $3,757
                4                               $3,891
                5                               $4,025
           option  year  1                     $4,159
           option  year  2                     $4,293
           option  year  3                     $4,428
           option  year  4                     $4,562
           option  year  5                     $4,696


ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2006.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION

On November 11, 2003, the Common Stock of the Company commenced trading on the "pink sheets" published by the National Quotation Bureau under the symbol "PDPR". However, the fact that our securities have limited and sporadic trading on the pink sheets does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board.

As of October 10, 2006, there were 98,274,889 shares of common stock outstanding held by approximately 450 stockholders of record. As of October 10, 2006, of the total number of 39,026,002 restricted shares which were outstanding, approximately 35,454,575 shares of common stock had been held for at least one year and were eligible to be sold pursuant to Rule 144, assuming the other requirements of Rule 144 are met in connection with such sales.

Common Stock
------------

We are currently authorized to issue 100,000,000 shares, $0.001 per share par value Common Stock, however we are in the process of increasing our authorized shares to 950,000,000 shares of common stock. The following description of our

Common Stock and certain provisions of our Articles of Incorporation, as amended (the "Articles") is a summary, does not purport to be complete, and is subject to the detailed provisions of, and is qualified in its entirety by reference to, the Articles and Bylaws, copies of which have been filed as exhibits to this Registration Statement.

The holders of common stock have the right to vote for the election of directors and for all other purposes. Each share of common stock is entitled to one vote in any matter presented to shareholders for a vote. The common stock does not have any cumulative voting, preemptive, subscription or conversion rights. Election of directors and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented. The outstanding shares of common stock are validly issued, fully paid and non-assessable. In the event of liquidation, dissolution or winding up of our affairs, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any Preferred Stock then outstanding.

Preferred  Stock
----------------

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share, with characteristics to be determined by the Board of Directors. On October 31, 2003, Articles of Amendment to the Articles of Incorporation provided for a series of preferred stock consisting of 1,000,000 shares, par value $0.001 per share, and designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassesable share of Common Stock but includes voting privileges of 20 to
1. The holders of Series A Convertible Preferred Stock have the right to vote for the election of directors and for all other purposes. It is non-cumulative but participates in any declared distributions on an equal basis with common stock. The holders of Series A Convertible Preferred Shares are entitled to receive dividends when declared by the Board of Directors and have the same liquidation preference as the Common Stock. As of October 10, 2006, 1,000,000 shares of Series A Convertible Preferred Stock had been issued.


                                   EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities remaining
                             Number of securities to be                                       available for future issuance
                              issued upon exercise of           Weighted-average exercise        under equity compensation
                           outstanding options, warrants      price of outstanding options,    plans (excluding securities
                                   and rights                    warrants and rights            reflected in  column (a))

   Plan category                      (a)                               (b)                               (c)

   Equity compensation plans
   approved by security holders       -0-                              $-0-                               -0-

   Equity compensation plans not
   approved by security holders       -0-                              $-0-                               -0-

  Total                               -0-                              $-0-                               -0-


STOCK OPTION GRANTS

None of our officers, Directors or employees have any outstanding stock option grants.

DIVIDEND  POLICY

We have paid no dividends to date on our common stock. We reserve the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.


RECENT SALES OF UNREGISTERED SECURITIES

In March 2006, we issued 250,000 shares of common stock to Global in connection and in consideration for Global's entry into the Service Agreement, as described above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

In May 2006, we entered into a services agreement with Stock Enterprises, a privately held financial and investor relations services firm ("Stock"), whereby Stock agreed to provide us investor relations services on a non-exclusive basis for the period of one (1) year, and we agree to issue Stock 2,000,000 restricted shares of our common stock, which shares have not been issued to Stock to date. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer. No underwriters or agents will be involved in the foregoing issuance and we paid no underwriting discounts or commissions.

On May 30, 2006, we entered into a Securities Purchase Agreement, with various third parties (the "Purchasers") to sell an aggregate of $1,500,000 in Callable Secured Convertible Notes, which bear interest at the rate of 6% per annum (the "Debentures"), of which an aggregate of $600,000 in Debentures, with a 3 year term, was sold to the Purchasers on May 30, 2006, and the remaining $900,000 is to be sold in two separate tranches, $400,000 on or around the date we file a registration statement to register the shares of common stock the Debentures are convertible into, and $500,000 upon the date such registration statement is declared effective by the SEC. We claim an exemption from registration provided by Rule 506 of Regulation D for the above issuances.

In connection with the sale of the Debentures, we issued the various third party Purchasers Stock Purchase Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants expire if unexercised on May 30, 2013. We claim an exemption from registration provided by Rule 506 of Regulation D for the issuance of the warrants.

We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants were recorded as deferred financing cost at their fair value of $166,000 and expire if unexercised on May 30, 2013. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2006, we issued Geoff Eiten 3,000,000 options to purchase shares of our common stock as compensation for services pursuant to an executed consulting agreement. The 3,000,000 options are exercisable into shares of our common stock as follows, 1,000,000 options are exercisable at $0.10 per share, 1,000,000 options are exercisable at $0.20 per share, and 1,000,000 options are exercisable at $0.30 per share. The options granted to Mr. Eiten were valued at $241,241 using the Black-Scholes pricing model and will be expensed as share-based compensation over the 12 month contract period. The options will expire if unexercised on or before May 8, 2010. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In June 2006, we issued 446,427 shares of common stock to Global pursuant to our Service Agreement with Global, as described above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above issuance, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
                               PLAN OF OPERATIONS

During October 2005, our management contracted with three (3) consultants to commence a national multi-media publicity campaign based upon the success stories of the children for which we have provided services. Management's goal is to provide awareness of our commitment to provide superior pediatric prosthetic care on a national level. We paid the consultants an aggregate of 7,000,000 shares of our common stock in connection with such contracts.

We have established working relationships with fourteen Host Affiliates operating in approximately 19 states. In establishing the relationships with the fourteen Host Affiliates, we also provided one-on-one pediatric training to twelve prosthetists who are employed by those Host Affiliates. We currently plan to hire one more certified prosthetist and two additional support personnel during the next twelve months, funding permitting, of which there can be no assurance.

As of June 2006, based on our current monthly gross profits generated in connection with fitting prosthetic limbs, which approximately totals our monthly overhead of $54,000, we believe we will be able to continue our operations throughout fiscal 2007. Due to the receipt of $600,000 on May 30, 2006, (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

The increases in our advertising and marketing budget have allowed us to undertake the following advertising and marketing activities:

     o The composition of and distribution of certain feature newspaper articles through our agreement with Global, pursuant to which we agreed to pay Global an aggregate of $160,000 worth of our common stock, based on the trading value of our common stock on certain payment dates, as described in greater detail above under "Recent
          Events," of which approximately $48,750 in common stock has been issued to date; and

     o Publicity and marketing campaign, pursuant to which we previously issued 7,000,000 shares of common stock to certain consultants.

Additionally, we believe the increases in our advertising and marketing budget will allow us to undertake the following activities during the next twelve (12) months:

     o The production, filming, editing and narration of informational videos on the value of modern prosthetic options for children, which videos describe the success stories we have had in helping children overcome limb loss by fitting such children with artificial limbs, as well as the distribution of such videos to fellow pediatric professionals such as nurses, physical therapists, doctors and hospital-based family counselors nationally, at a cost of approximately $300,000;

     o Costs associated with publicizing and scholarships for our four day "whole family summer get-together" for children with a limb-loss and their families, at a cost of approximately $50,000;

     o Travel and associated costs involved with appearances on television shows, medical conventions and nursing schools at a cost of approximately $20,000; and

     o Sponsorship costs of non-profit organizations such as the "Amputee Coalition of American" and the Para-Olympics, at a cost of approximately $50,000.

We also anticipate receiving approximately $900,000 in subsequent tranches in connection with the funding agreement described above, however, investors should keep in mind that any amounts of funding we receive pursuant to the funding will be reduced by fees paid to the lending source in connection with closing costs and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the Debentures convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of the Warrants.

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


REVENUE  RECOGNITION

We recognize revenues from the sale of prosthetic devices and related services generated through the billing departments of the Host-Affiliates upon the performance of services by that Host-Affiliate.

When we directly bill customers or bill customers through our Host-Affiliates, the revenue from the sale of prosthetic devices and related services to patients, are recorded when the device is accepted by the patient, provided that
(i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collection is deemed probable. We require each patient to sign a standard acknowledgement of delivery of device form in connection with each sale at the time of sale, which provides that the patient has 1) received the device and 2) is satisfied with the device. Our patients normally accept our products upon delivery.

When we directly bill customers or bill customers through our Host-Affiliates, revenue is recorded at "usual and customary" rates, expressed as a percentage above Medicare procedure billing codes. Billing codes are frequently updated and as soon as we receive updates we reflect the change in our billing system. There is generally a "co-payment" component of each billing for which the patient-family is responsible. When the final appeals process to the third party payors is completed, we bill the patient family for the remaining portion of the "usual and customary" rate. As part of our preauthorization process with third-party payors, we validate our ability to bill the payor, if applicable, for the service provided before we deliver the device. Subsequent to billing for devices and services, problems may arise with pre-authorization or with other insurance issues with payors. If there has been a lapse in coverage, or an outstanding "co-payment" component, the patient is financially responsible for the charges related to the devices and services received. If we are unable to collect from the patient, a bad debt expense is recognized.


NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB 25, and generally requires us to reflect in our income statement, instead of pro forma disclosures in our financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We will estimate the grant-date fair value using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R requires us to estimate the number of instruments for which the requisite service is expected to be rendered, and if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, "Statement of Cash Flows," to require that we treat excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid in our statement of cash flows. SFAS 123R was effective for us beginning July 1, 2005. The Company had no outstanding warrants or options at the date of adoption of SFAS 123R and, accordingly, the adoption had no impact on us.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS
154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2006 COMPARED TO THE YEAR ENDED JUNE 30, 2005

We had revenue of $716,107 for the year ended June 30, 2006, compared to revenue of $566,001 for the year ended June 30, 2005, an increase in revenue of $150,106 or 26.5% from the prior period. The increase in revenue for the year ended June 30, 2006, compared to the year ended June 30, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, as well as a significant number of re-fittings of existing patients due to such patient's physical growth.

We had total operating expenses of $1,613,442 for the year ended June 30, 2006, compared to total operating expenses of $4,897,329 for the year ended June 30, 2005, a decrease in total operating expenses of $3,283,887 or 67.0% from the previous year. The decrease in total operating expenses was mainly due to the $3,299,352 or 70.61% decrease in selling, general and administrative expenses, which amount included a significant decrease in share-based compensation of $482,360 for the year ended June 30, 2006, from $4,020,265 for the year ended June 30, 2005. Also included in total operating expenses for the year ended June 30, 2006 were depreciation expenses of $20,231 and $16,388 for the year ended June 30, 2005, which was an increase of $3,843 or 23.5% from the prior period.

Additionally, our cost of sales, except for separately stated items increased to $219,272 for the year ended June 30, 2006, compared to $207,650 for the year ended June 30, 2005, an increase of $11,622 or 5.6% from the prior period. Costs of sales increased for the year ended June 30, 2006, compared to the year ended June 30, 2005 due to increased purchases of parts and components during the year ended June 30, 2006 in connection with our increased sales.

Selling, general and administrative expenses as a percentage of revenue for the year ended June 30, 2006 were 191.9%, compared to selling, general and administrative expenses as a percentage of revenue of 825.7% for the year ended June 30, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 633.8% from the prior period. This decrease was mainly due to the 26.5% increase in revenue for the year ended June 30, 2006 and the 67.0% decrease in total operating expenses for the year ended June 30, 2006, compared to the year ended June 30, 2005. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a total loss from operations of $857,128 for the year ended June 30, 2006, compared to a total loss from operations of $4,331,328 for the year ended June 30, 2005, a decrease of $3,474,200 or 80.2% from the prior period. The decrease in loss from operations was mainly caused by the $3,537,905 or 88.0% decrease in share-based compensation from the year ended June 30, 2006, compared to the year ended June 30, 2005.

We had total other expense of $3,516,082 for the year ended June 30, 2006, compared to total other expense of $25,191 for the year ended June 30, 2005, which represented an increase in other expenses of $3,490,891 for the year ended June 30, 2006, compared to the year ended June 30, 2005. The increase in net other expenses was mainly due to the $3,742,205 increase in change in value of derivative financial instruments in connection with the value of our outstanding Convertible Debentures, and $81,873 of interest expense also in connection with our outstanding Convertible Debentures, which was offset by $310,799 of gain on extinguishment of debt for the year ended June 30, 2006. In November 2005, we entered into a Settlement Agreement and Release with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the year ended June 30, 2006.

We had a total net loss of $4,413,417 for the year ended June 30, 2006, compared to a total net loss of $4,356,519 for the year ended June 30, 2005, an increase in net loss of $56,898 or 1.3% from the previous year. The increase in net loss was mainly due to the $3,490,891 or 13,857.7% increase in total other expenses, which was mainly due to the $3,742,205 of change in the value of derivative financial instruments in connection with the fair value of our Convertible Debentures, which expense was not sufficiently offset by our $3,283,887 or 67.0% decrease in total operating expenses and our $150,106 or 26.5% increase in sales for the year ended June 30, 2006, compared to the year ended June 30, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $964,844 as of June 30, 2006, compared with total assets of $235,390 as of June 30, 2005, which represented a $729,454 or 309.9% increase in total assets.

Total assets as of June 30, 2006, included current assets of $666,372 and furniture and equipment, net of accumulated depreciation, of $59,138. Current assets included cash and cash equivalents of $274,641, trade and accounts receivable, net of $268,642, and prepaid expenses and other current assets of $123,089.

We had total liabilities of $5,600,571 as of June 30, 2006, compared to total liabilities of $488,804 at June 30, 2005, representing an increase in total liabilities of $5,111,767 or 1,045.8%.

Total liabilities as of June 30, 2006 included current liabilities of $5,580,712, consisting of trade accounts payable of $143,167; accrued liabilities of $257,680, which included deferred salary payable to our officers; convertible debt of $60,000 which includes the loans entered into in March 2006, as described in greater detail below; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; and derivative financial instruments of $5,119,365, in connection with our Convertible Debentures and

Warrants (explained in greater detail below); and non-current liabilities consisting of deferred rent of $12,575 and long term portion of convertible debt of $7,284.

We had a working capital deficit of $4,914,340 and an accumulated deficit of $12,499,329 as of June 30, 2006.

In April 2006, we borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note was renewed for an additional six months, at the option of the holder, through March 2007. The shareholder has the option to convert this loan into 1,428,571 shares of our common stock at the rate of one share for each $0.035 then owed. The shareholder also has 1,428,571 outstanding warrants to purchase shares of our common stock at an exercise price of $0.045 per share, which warrants expire if unexercised on May 22, 2008.

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date of issuance. Both loans have been extended through November of 2006. The loans are convertible into an aggregate of 1,000,000 shares of our common stock at the rate of one share for each $0.035 owed.

We had total net cash used by operating activities of $436,226 for the year ended June 30, 2006, which was mainly due to $4,413,417 of net loss; $310,799 of gain on extinguishment of debt; and $231,116 of changes in accounts receivable offset by $3,742,205 in change in value of the derivative financial instruments, and $482,360 of stock-based compensation, which included 10,000,000 shares of common stock issued to consultants for services in connection with such consultants making families of limb loss patients aware of the Company's services, of which 2,000,000 shares were subsequently cancelled by a consultant in connection with such consultant's notice to the Company that he would not be able to spend as much time on the Company's marketing campaign as previously anticipated.

We had net cash used in investing activities of $951 for the year ended June 30, 2006, which was used solely in connection with the purchase of furniture and equipment.

We had net cash provided by financing activities of $682,000 for the year ended June 30, 2006, which included $220,000 of proceeds from the sale of 4,700,000 shares of common stock to certain individuals for aggregate consideration of $220,000 and proceeds from convertible debt of $685,000 in connection with the sale of the Convertible Debentures and certain other of our convertible loans during the year ended June 30, 2006, offset by $30,000 of payment in settlement of convertible debt in connection with the Release, described above and $193,000 in payment of debt origination costs in connection with closing costs and finders fees in connection with our Convertible Debentures.

In April 2006, we borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note was renewed for an additional six months, at the option of the holder, through March 2007.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, which are due May 30, 2009, $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined and described in greater detail above), and $500,000 upon the effectiveness of such registration statement. The Convertible Debentures are to be convertible into shares of our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

We have historically been dependent upon the sale of common stock for funding our operations. In connection with such funding, we issued 4,700,000 shares of common stock at prices ranging from $0.035 to $0.05 per share during the year ended June 30, 2006, for aggregate net proceeds of $220,000. Additionally, we issued 8,696,437 shares of common stock to consultants ranging from $0.08 and $0.11 per share during the year ended June 30, 2006 and recognized compensation expense of $482,360.

As of October 2006, we believe we can operate for approximately twelve (12) months due to the $600,000 (less closing costs and finders fees), we received upon the sale of certain Convertible Debentures on May 30, 2006, described above based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. We were also able to increase our yearly advertising and marketing budget approximately five fold, for the fiscal year ending June 30, 2006, compared to the fiscal year ending June 30, 2005, by utilizing $250,000 from both the first tranche of the funding, as well as our working capital. We also anticipate receiving approximately $900,000 in subsequent tranches in connection with such funding, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Convertible Debentures will be reduced by fees paid to the lending source and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the Debentures convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of Warrants.

Other than the funding transaction described above, no additional financing has been secured. The Company has no commitments from officers, directors or affiliates to provide funding. However, management does not see the need for any additional financing in the foreseeable future, other than the money the Company will receive from the sale of the Debentures. We currently anticipate that our operations will continue to grow as a result of our increased advertising and marketing expenditures, which has allowed a greater number of potential clients to become aware of our operations and services, as we have already seen a higher volume of sales due to such advertising over the past several months.

                                  RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. Our business and the value of our common stock are subject to the following Risk
Factors:

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2006 and 2005, we incurred net losses of $4,413,417 and $4,356,519, respectively, and experienced negative cash flows from operations of $436,226 and $298,454, respectively. Our losses are related to three primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 79 fitted in fiscal 2006; 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $482,360 and $4,020,264 during the years ended June 30, 2006 and 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES WHICH WE AGREED TO SELL IN MAY 2006, AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006, we sold certain third party investors an aggregate of $600,000 in Convertible Debentures with 3 year terms, and agreed to sell them an additional $900,000 in Convertible Debentures. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if such Convertible Debentures are not converted into shares of our common stock, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital, we may be forced to curtail or abandon our business operations.

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

As of June 30, 2006, our accounts receivable over 120 days old represented over 50% of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to in our "Description of Business" section herein) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit these widely dispersed infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic's devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

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

CHANGES IN GOVERNMENT REIMBURSEMENT LEVELS COULD ADVERSELY AFFECT OUR NET SALES, CASH FLOWS AND PROFITABILITY.

We derived a significant percentage of our net sales for the years ended June 30, 2005 and 2006, from reimbursements for prosthetic services and products from programs administered by Medicare, or Medicaid. Each of these programs sets maximum reimbursement levels for prosthetic services and products. If these agencies reduce reimbursement levels for prosthetic services and products in the future, our net sales could substantially decline. Additionally, reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for prosthetic products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. As such, modifications to government reimbursement levels could reduce our revenues and/or cause individuals who would have otherwise retained our services to look for cheaper alternatives.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the years ended June 30, 2006 and 2005 we had net losses of $4,413,417 and $4,356,519, respectively and net cash flows used in operating activities of $436,226 and $298,454, respectively.

Additionally, we had a working capital deficit of $4,914,340 and an accumulated deficit of $12,499,329 at June 30, 2006. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

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

WE FACE REVIEWS, AUDITS AND INVESTIGATIONS UNDER OUR CONTRACTS WITH FEDERAL AND STATE GOVERNMENT AGENCIES, AND THESE AUDITS COULD HAVE ADVERSE FINDINGS THAT MAY NEGATIVELY IMPACT OUR BUSINESS.

We contract with various federal and state governmental agencies to provide prosthetic services. Pursuant to these contracts, we are subject to various governmental reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations, including reviews from Medicare and Texas Medicaid, in connection with rules and regulations we are required to follow and comply with as a result of our position as a Medicare and Texas Medicaid approved provider. Any adverse review, audit or investigation could result in:

     o refunding of amounts we have been paid pursuant to our government contracts;
     o    imposition  of  fines,  penalties  and  other  sanctions  on  us;

     o    loss  of  our  right  to  participate  in  various  federal  programs;
     o    damage  to  our  reputation  in  various  markets;  or
     o material and/or adverse effects on the business, financial condition and results of operations.

WE CURRENTLY ONLY HAVE A LIMITED NUMBER OF AUTHORIZED BUT UNISSUED SHARES, WHICH MAY CAUSE US TO FACE PENALTIES IN CONNECTION WITH OUR INABILITY TO CONVERT OUR DEBENTURES INTO COMMON STOCK AT THE OPTION OF THE DEBENTURE HOLDERS AND/OR TO ISSUE SHARES OF COMMON STOCK IN CONNECTION WITH THE EXERCISE OF OUR OUTSTANDING WARRANTS.

As of October 10, 2006, we had 98,274,889 shares of common stock issued and outstanding out of a total of 100,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 1,725,111 shares of our common stock. As a result, we do not have a sufficient number of authorized and unissued shares to allow for the conversion of our outstanding Debentures by the Debenture holders and/or the exercise of the Warrant. As a result, we may face penalties in connection with such conversions and/or exercises and/or be forced to repay such Debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the Debenture holders to convert their Debentures into shares of common stock and/or to allow them to exercise their Warrants. These penalties and/or the requirement that we repay the Debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

WE HAVE NEVER PAID A CASH DIVIDEND AND IT IS LIKELY THAT THE ONLY WAY OUR SHAREHOLDERS WILL REALIZE A RETURN ON THEIR INVESTMENT IS BY SELLING THEIR SHARES.

We have never paid cash dividends on any of our securities. Our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings to finance our growth. As a result, the ability of our investors to generate a profit our common stock will likely depend on their ability to sell our stock at a profit, of which there can be no assurance.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of October 10, 2006, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Director's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of October 10, 2006, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 31% of our outstanding common stock. Additionally, Ms.
Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 20,000,000 shares of common stock, for a total of a total of approximately 50.7% of our total voting power based on 117,274,889 voting shares, which includes the 97,274,889 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power gives our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,500,000 IN OUTSTANDING DEBENTURES AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

Upon the occurrence of and during the continuance of any Event of Default under the Debentures, which includes the following events:

     o Our failure to pay any principal or interest on the Debentures when due;

     o Our failure to issue shares of common stock to the Purchasers in connection with any conversion as provided in the Debentures;

     o Our failure to file a Registration Statement covering the shares of common stock convertible which the Debentures are convertible into prior to January 15, 2007, or obtain effectiveness of such Registration Statement by April 16, 2007, or if such Registration Statement once effective, ceases to be effective for more than ten
          (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

     o    Our entry into bankruptcy or the appointment of a receiver or trustee;

     o Our breach of any covenants in the Debentures or Purchase Agreement, or our breach of any representations or warranties included in any of the other agreements entered into in connection with the Closing;

     o If any judgment is entered against us or our property for more than $100,000; or

     o If we fail to maintain the listing of our common stock on the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange within 180 days from the date of Closing;

the Purchasers can make the Debentures immediately due and payable, and can make us pay the greater of (a) 130% of the total remaining outstanding principal amount of the Debentures, plus accrued and unpaid interest thereunder, or (b) the total dollar value of the number of shares of common stock which the funds referenced in section (a) would be convertible into (as calculated in the Debentures), multiplied by the highest closing price for our common stock during the period we are in default. As we do not currently have sufficient cash on hand to repay the debentures, if an Event of Default occurs under the

Debentures, we could be forced to curtail or abandon our operations and/or sell substantially all of our assets in order to repay all or a part of the Debentures.

THE DEBENTURES ARE CONVERTIBLE INTO SHARES OF OUR COMMON STOCK AT A DISCOUNT TO MARKET, WHICH DISCOUNT TO MARKET MAY DECREASE ONLY IF WE ARE ABLE TO MEET CERTAIN DEADLINES.

The conversion price of the Debentures is currently equal to 50% of the trading price of our common stock, which will likely cause the value of our common stock, if any, to decline in value as subsequent conversions are made, as described in greater detail under the Risk Factors below.

THE ISSUANCE AND SALE OF COMMON STOCK UNDERLYING THE CONVERTIBLE NOTES AND THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As sequential conversions of the Debentures and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the Debentures will be entitled to receive an increasing number of shares in connection with their conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. Upon the successful registration of the shares of common stock which the Debentures are convertible into and the Warrants are exercisable for, all of the shares issuable upon conversion of the Debentures and upon exercise of the Warrants, may be sold without restriction. The sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Debentures and exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Debentures may be converted into common stock at a discount to the market price of our common stock at 50% of the then trading value of our common stock, and such discount to market, provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, the value of our common stock will likely decrease.

THE ISSUANCE OF COMMON STOCK UNDERLYING THE DEBENTURES AND THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

The issuance of common stock upon conversion of the Debentures and exercise of the Warrants will result in immediate and substantial dilution to the interests of other stockholders since the Debenture holders may ultimately receive and sell the full amount issuable on conversion or exercise. Although the Debenture holders may not convert the Debentures and/or exercise their Warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the Debenture holders from converting and/or exercising some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99% limit. In this way, the Debenture holders could sell more than this limit while never actually holding more shares than this limit allows. If the Debenture holders choose to do this it will cause substantial dilution to the then holders of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR DEBENTURES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Debentures and exercise of the Warrants. The Debentures will be convertible into shares of our common stock at a discount to market of 50% of the trading value of our common stock. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline and if so, the holders of the Debentures would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR DEBENTURES MAY ENCOURAGE INVESTORS TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The Debentures will be convertible into shares of our common stock at a discount to market of 50%. The significant downward pressure on the price of our common stock as the Debenture holders convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Debentures or exercise of the Warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE SELLING SECURITY HOLDERS ARE OBLIGATED TO PURCHASE THE REMAINING $900,000 OF DEBENTURES.

We sold $600,000 of Debentures in May 2006. We also received a commitment to purchase an additional $400,000 of Debentures upon our filing of a Registration Statement to register the shares convertible into common stock in connection with the Debentures, and $500,000 of Debentures, upon the effectiveness of such Registration Statement. If we fail to file the Registration Statement, and/or the Registration Statement is not declared effective or an Event of Default occurs under the Debentures, as defined herein, the Debenture holders will have no obligation to purchase the remaining tranches of Debentures. If the Debenture holders do not purchase the remaining Debentures, we will not raise the additional $900,000. This could force us to curtail or abandon our business plan, which would decrease the value of our securities.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with the filing of our Form 10-SB, and Form SB-2 registration statement (to register the shares underlying the Purchasers' Debentures and Warrants) and our current status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.

As such, and as a result of the filing of our Form 10-SB to become a publicly reporting company, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2007, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

GOVERNMENT  REGULATION

We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. In November 2003, Congress initiated a three-year freeze on reimbursement levels for all orthotic and prosthetic services starting January 1, 2004. The effect of this legislation has been a downward pressure on our gross profit; however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects. The most important efficiency program we have instituted to date was entering into contracts with our Host affiliates. By acquiring laboratory access from such Host Affiliates, and acquiring the Host Affiliates help in billing and collections from third party payers such as insurance companies and their respective state-centered
Medicaid programs, we have also cut down our travel costs, and our costs of added staff to invoice and collect receivables. Additionally, in an attempt to maximize our efficiency, we modified our "just in time" inventorying of components for prosthetic devices to allow sufficient time for us to send such components via less expensive ground freight instead of higher priced overnight delivery. Finally, we have instituted a ten day lead-time policy on our airline reservations to achieve lower air-fares to our patients, when we are required to travel across the country, except in cases of emergencies.

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

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark II" law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services" - including prosthetic and orthotic devices and supplies - if the physician or the physician's immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare or Medicaid program a claim for payment in violation of Stark II. With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity's shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or an average of $75.0 million during the three previous fiscal years.

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

Certification and Licensure. Most states do not require separate licensure for practitioners. However, several states currently require practitioners to be certified by an organization such as the American Board for Certification

("ABC"). Our Prosthetists are certified by the State of Texas and by the ABC. When we fit children in other States which have state licensure laws, we work, under the supervision of licensed Prosthetists in those states.

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

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and required compliance by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and have taken steps necessary to meet applicable standards and implementation specifications; however, these requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our added costs of complying with the HIPPA requirements relate primarily to attaining the on-going educational credits needed for our Prosthetists to remain current with the professional standards of practice. These credits are achieved by attending work-shops and seminars in various locations throughout North America. During fiscal year ended June 30, 2005 we spent approximately $5,000 complying with these on-going educational needs. However, since our original formation, we have been aware of impending HIPPA regulations, and have set up our systems and procedures to comply with HIPPA requirements in view of such regulations. As a result, added costs due to compliance with HIPPA guidelines have been minimal and immaterial.

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

ITEM 7. FINANCIAL STATEMENTS

















PEDIATRIC PROSTHETICS, INC.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
-------------------------------------------------------------------------------

PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        PAGE
                                                                   ------------

Report Of Independent Registered Public Accounting Firm                 F-3

Financial Statements

     Balance Sheets As Of June 30, 2006 and 2005                        F-4

     Statements of Operations for the Years Ended
                   June 30, 2006 and 2005                               F-5

     Statements of Stockholders' Deficit for the Years Ended
                   June 30, 2006 and 2005                               F-6

     Statements of Cash Flows for the Years Ended
                   June 30, 2006 and 2005                               F-8

             Notes To Financial Statements                              F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Pediatric Prosthetics, Inc.

We have audited the accompanying balance sheets of Pediatric Prosthetics, Inc. (the "Company") as of June 30, 2006 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2006 and 2005, and the results of its operations and its cash flows for the for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has negative working capital and a net capital deficiency at June 30, 2006 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the June 30, 2005 financial statements have been restated to properly reflect revenues received from Host Affiliates.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

September 21, 2006


PEDIATRIC PROSTHETICS, INC.
BALANCE SHEETS
JUNE 30, 2006 AND 2005
----------------------------------------------------------------------------------------------

                                                                                     2005
                                                                    2006          (RESTATED)
                                                               -------------   ---------------
                    ASSETS

Current assets:
  Cash and cash equivalents                                    $     274,641   $        29,818
  Trade accounts receivable, net                                     268,642           107,851
  Prepaid expenses and other current assets                           13,396            16,492
  Current portion of deferred financing cost, net                    109,693                 -
                                                               -------------   ---------------
        Total current assets                                         666,372           154,161

Furniture and equipment, net                                          59,138            81,229
Deferred financing cost                                              239,334                 -
                                                               -------------   ---------------
               Total assets                                    $     964,844   $       235,390
                                                               =============   ===============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Trade accounts payable                                       $     143,167   $        89,280
  Accrued liabilities                                                257,680           183,791
  Current portion of convertible debt, net of
     discount of $25,000                                              60,000           201,045
   Due to related party                                                  500               500
   Derivative financial instruments                                5,119,365                 -
                                                               -------------   ---------------
        Total current liabilities                                  5,580,712           474,616

Convertible debt, net of discount of $592,716                          7,284                 -
Deferred rent                                                         12,575            14,188
                                                               -------------   ---------------
            Total liabilities                                      5,600,571           488,804
                                                               -------------   ---------------
Commitments and Contingencies (See Note 9)                                 -                 -

Stockholders' deficit:
  Preferred stock, par value $0.001; authorized 10,000,000
    shares; issued and outstanding 1,000,000 shares                    1,000             1,000
  Common stock, par value $0.001; authorized 100,000,000
    shares; issued and outstanding  98,274,889 and 88,878,452
    shares at June 30, 2006 and 2005, respectively                    98,275            88,878
  Additional paid-in capital                                       7,764,327         7,742,620
  Accumulated deficit                                            (12,499,329)       (8,085,912)
                                                               -------------   ---------------
            Total stockholders' deficit                           (4,635,727)         (253,414)
                                                               -------------   ---------------
              Total liabilities and stockholders' deficit      $     964,844   $       235,390
                                                               =============   ===============


   The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
------------------------------------------------------------------------------------------------

                                                                                       2005
                                                                     2006           (RESTATED)
                                                                --------------    --------------

Revenue                                                         $      716,107    $      566,001

Operating expenses:
  Cost of sales, except for items stated separately below              219,272           207,650
  Selling, general and administrative expenses                       1,373,939         4,673,291
  Depreciation expense                                                  20,231            16,388
                                                                --------------    --------------
       Total operating expenses                                      1,613,442         4,897,329
                                                                --------------    --------------
           Loss from operations                                       (857,128)       (4,331,328)
                                                                --------------    --------------
Other income and (expenses):
  Interest income                                                            8                83
  Interest expense                                                     (81,873)          (25,274)
  Change in value of derivative financial instruments               (3,742,205)                -
  Gain on extinguishment of debt                                       310,799                 -
  Other expenses                                                        (2,811)                -
                                                                --------------    --------------
       Total other expense, net                                     (3,516,082)          (25,191)
                                                                --------------    --------------
             Net loss                                           $   (4,413,417)   $   (4,356,519)
                                                                ==============    ==============
Net loss per common share - basic and diluted                   $        (0.05)   $        (0.07)
                                                                ==============    ==============
Weighted average common shares outstanding - basic and diluted      95,998,042        66,593,932
                                                                ==============    ==============


   The accompanying notes are an integral part of these financial statements



PEDIATRIC PROSTHETICS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2006 and 2005
----------------------------------------------------------------------------------------------------------------------



                                PREFERRED STOCK                 COMMON STOCK          ADDITIONAL
                            ------------------------      ------------------------     PAID-IN        ACCUMULATED
                               SHARES        AMOUNT          SHARES        AMOUNT       CAPITAL          DEFICIT         TOTAL
                            ------------   ----------     ------------   ----------    -----------    -------------    ----------

Balance at June 30, 2004       1,000,000   $    1,000       37,435,892   $   37,436    $ 3,452,298    $  (3,729,393)   $ (238,659)

Common stock issued for cash           -            -        9,210,000        9,210        312,290                -       321,500

Common stock issued for
   services to non-employees           -            -        5,588,699        5,589        349,539                -       355,128

Common stock issued for
   services to employees               -            -       36,643,861       36,643      3,628,493                -     3,665,136

Net loss, as restated                  -            -                -            -              -       (4,356,519)   (4,356,519)
                            ------------   ----------     ------------   ----------    -----------    -------------    ----------

Balance at June 30, 2005,
  as restated                 1,000,000    $   1,000        88,878,452   $   88,878    $ 7,742,620    $  (8,085,912)   $ (253,414)






    The accompanying notes are an integral part of these financial statements


STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005



                                                                                          ADDITIONAL
                                      PREFERRED STOCK                 COMMON STOCK          PAID-IN    ACCUMULATED
                                  SHARES           AMOUNT       SHARES          AMOUNT      CAPITAL      DEFICIT          TOTAL
                               -----------      -----------  -----------      ----------  -----------  ------------     ----------

Balance at June 30, 2005,
  as restated                    1,000,000      $    1,000    88,878,452      $   88,878  $ 7,742,620  $ (8,085,912)    $ (253,414)

Common stock issued for cash             -               -     4,700,000           4,700      215,300              -       220,000

Common stock issued for
  services to non- employees             -               -    10,696,437          10,697      471,663              -       482,360

Accrued share-based compensation
  for unissued shares                    -               -             -               -     (145,096)             -      (145,096)

Common stock surrendered to
  treasury by officer/director           -               -    (4,000,000)         (4,000)       4,000              -             -

Common stock surrendered to
  treasury by consultant                 -               -    (2,000,000)         (2,000)       2,000              -             -

Value of warrants issued to
  consultants for financing cost         -               -             -               -      166,000              -       166,000

Value of beneficial conversion
  feature and warrants issued to
  originate debt                         -               -             -               -       85,000              -        85,000

Reclassification of value of warrants
  and value of beneficial conversion
  feature to derivative  liabilities     -               -             -               -     (777,160)             -      (777,160)

Net loss                                 -               -             -               -            -     (4,413,417)   (4,413,417)
                               -----------      ----------  ------------      ----------  -----------  -------------   -----------
Balance at June 30, 2006         1,000,000      $    1,000    98,274,889      $   98,275  $ 7,764,327  $ (12,499,329)  $(4,635,727)
                               ===========      ==========  ============      ==========  ===========  =============   ===========


    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
----------------------------------------------------------------------------------------------

                                                                                     2005
                                                               2006               (RESTATED)
                                                           -------------       ---------------

Cash Flows From Operating Activities
   Net loss                                                $  (4,413,417)      $    (4,356,519)
   Adjustments to reconcile net loss to net cash used by
     operating activities
     Depreciation expense                                         20,231                16,388
     Provision for doubtful accounts                              70,324                71,964
     Stock-based compensation                                    482,360             4,020,264
     Amortization of deferred financing cost                       9,972                     -
     Amortization of debt discount                                67,284                     -
     Change in value of derivative financial instruments       3,742,205                     -
     Gain on extinguishment of debt                             (310,799)                    -
     Deferred rent                                                (1,613)                    -
     Changes in operating assets and liabilities:
         Accounts receivable                                    (231,116)             (126,110)
         Prepaid expenses and other current assets                 3,096                (6,230)
         Accounts payable                                         53,889                25,327
         Accrued liabilities and other                            71,358                56,462
                                                           -------------       ---------------
              Net cash used by operating activities             (436,226)             (298,454)
                                                           -------------       ---------------
Cash Flows From Investing Activities
   Purchase of furniture and equipment                              (951)               (2,338)
                                                           -------------       ---------------

              Net cash used by investing activities                 (951)               (2,338)
                                                           -------------       ---------------
Cash Flows From Financing Activities:
   Proceeds from sale of common stock                            220,000               321,500
   Proceeds from convertible debt                                685,000                     -
   Payment of convertible debt                                   (30,000)                    -
   Payment of debt origination costs                            (193,000)                    -
                                                           -------------       ---------------

               Net cash provided by financing activities         682,000               321,500
                                                           -------------       ---------------
Net increase in cash and cash equivalents                        244,823                20,708

Cash and cash equivalents, beginning of period                    29,818                 9,110
                                                           -------------       ---------------

Cash and cash equivalents, end of period                   $     274,641       $        29,818
                                                           =============       ===============


Supplemental disclosure of cash flow information

     Interest expense                                      $       9,839       $         4,833
     Income taxes                                          $           -       $             -

Non-cash disclosures
     Net value of beneficial conversion feature and warrants to
     originate debt                                        $     284,919       $             -
     Fair value of warrants issued for financing cost      $     166,000                     -



    The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------

     GENERAL

     Pediatric Prosthetics, Inc. (the "Company", "we", or "us") is involved in the design, fabrication and fitting of custom-made artificial limbs. The Company's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

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

     CONCENTRATION  OF  CREDIT  RISK

     Cash and cash equivalents and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash deposits with major financial institutions selected based upon management's assessment of the financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

     Accounts receivable arise from sales of orthopedic and prosthetic devices and related services to individual customers located primarily in the United States. The Company receives payment for sales and services from individual patients, third-party insurers, private donors and governmentally funded health insurance programs. The Company does not require collateral for credit granted, but periodically reviews accounts receivable for collection issues and provides an allowance for doubtful accounts based on those reviews.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     FURNITURE  AND  EQUIPMENT

     Furniture and equipment is recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (See Note 6). Repairs and maintenance costs are expensed as incurred.

PEDIATRIC PROSTHETICS, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED
     --------------------------------------------------------------------------

     INCOME  TAXES

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

     REVENUE  RECOGNITION

     When the Company directly bills the customer and when the customer is billed through our host affiliates, the revenues on the sale of prosthetic devices and related services to patients, are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collection is deemed probable.

     Revenues from the sale of prosthetic devices and related services generated through the billing departments of the Host-Affiliates are recorded at the Company's contracted portion of the total amounts billed by that Host-Affiliate.

     Sales billed directly by the Company and its host affiliates are recorded at "usual and customary" rates, expressed as a percentage above Medicare procedure billing codes. Billing codes are frequently updated. As soon as updates are received, the Company reflects the change in its billing system. There is generally a "co-payment" component of each billing for which the patient-family is responsible. When the final appeals process to the third party payors is completed, the patient family is billed for the remaining portion of the "usual and customary" rate. As part of the Company's preauthorization process with payors, it validates its ability to bill the payor, if applicable, for the service provided before the delivery of the device. Subsequent to billing for devices and services, there may be problems with pre-authorization or with other insurance issues with payors. If there has been a lapse in coverage, or an outstanding "co-payment" component, the patient is financially responsible for the charges related to the devices and services received. If the Company is unable to collect from the patient, a bad debt expense is recognized.

     DERIVATIVE  FINANCIAL  INSTRUMENTS

     The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

     We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

PEDIATRIC PROSTHETICS, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED
     -------------------------------------------------------------------------

     DERIVATIVE  FINANCIAL  INSTRUMENTS,  CONTINUED

     Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physically or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

     Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value using the Black-Scholes option pricing model and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company also uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

     The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

     The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

PEDIATRIC PROSTHETICS, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION  AND  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
     CONTINUED
     -------------------------------------------------------------------------

     STOCK  BASED  COMPENSATION

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" ("FAS 123R"). The Company adopted the requirements of FAS 123R as of July 1, 2005 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. The Company had no outstanding warrants or options at the date of adoption SFAS 123R and, accordingly, the adoption had no impact on us. However, it may have a significant impact in the future to the extent that Company issues options for employee compensation.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company's financial position or its results of operations.

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its financial statements.

PEDIATRIC PROSTHETICS, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since its inception, the Company has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the years ended June 30, 2006 and 2005, the Company had net losses of $4,413,417 and $4,356,519, respectively, and negative cash flows from operations of $436,226 and $298,454, respectively.

     Negative operating results have produced a working capital deficit of $4,914,340 and a stockholders' deficit of $4,635,727, at June 30, 2006. The Company's negative financial results and its current financial position raise substantial doubt about the Company's ability to continue as a going concern.

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


3.   RESTATEMENT
     -----------

     The accompanying June 30, 2005 financial statements have been restated to properly recognize revenue and cost of services for services provided by Host Affiliates. The effect of this restatement on the accompanying financial statements is as follows:

     BALANCE SHEET
     -------------

     Current assets, as previously reported             $     119,732
     Change in current assets related to
       receivables from host affiliates                        34,429
                                                        -------------
     Current assets, as restated                        $     154,161
                                                        =============
     Stockholders' equity, as previously reported       $    (287,843)
     Change in stockholders' equity related to
        change in net loss                                     34,429
                                                        -------------
     Stockholders' equity, as restated                  $    (253,414)
                                                        =============

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.    RESTATEMENT, CONTINUED
      ----------------------

     STATEMENT  OF  OPERATIONS

     Revenue, as previously reported                    $     416,459
     Change in revenue related to billings by
         host affiliates                                      149,542
                                                        -------------
     Revenue, as restated                               $     566,001
                                                        =============
     Operating expenses, as previously reported         $   4,782,219
     Change in operating expenses related to
         change in cost of sales for costs
         incurred by Host Affiliates                          115,114
                                                        -------------
     Operating expenses, as restated                    $   4,897,333
                                                        =============
     Loss from operations, as previously reported       $  (4,365,757)
                                                        =============
     Loss from operations, as restated                  $  (4,331,328)
                                                        =============
     Net loss, as previously reported                   $  (4,390,948)
                                                        =============
     Net loss, as restated                              $  (4,356,519)
                                                        =============

The restatement had no impact on the reported net loss per share for the year ended June 30, 2005.


4.   RECAPITALIZATION
     ----------------

     On October 10, 2003, Pediatric Prosthetics, Inc., entered into an acquisition agreement (the "Agreement") with Grant Douglas Acquisition Corp. ("GDAC") whereby the Company agreed to exchange 100% of its outstanding stock for 8,011,390 shares or 53% of GDAC common stock and 1,000,000 shares or 100% of GDAC Series A Convertible Preferred Stock. The Agreement represented a re-capitalization of Pediatric Prosthetics, Inc., with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangibles are recorded. A re-capitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. Pediatric Prosthetics, Inc., the private operating company, emerged as the surviving financial reporting entity under the Agreement, but GDAC remained as the legal reporting entity and adopted a name change to Pediatric Prosthetics, Inc. The accompanying financial statements present the historical financial results of the previously private Pediatric Prosthetics, Inc.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   RECAPITALIZATION,  CONTINUED
     ----------------------------

     The consideration given by the Company in the re-capitalization was $443,632 related to the assumption of a $350,000 convertible note and $93,632 of accrued interest on such note that was held in the public shell. In November through June of 2005 the Company repaid $148,955 of note principal through issuance of common stock with a fair value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt.

     During the year ended June 30, 2006, the Company negotiated the extinguishment of the remaining convertible debt of $201,045 and accrued interest of $139,754 for a cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.


5.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts receivable, at June 30, 2006 and 2005, consisted of the following:

                                                      2006            2005
                                                 =============   ==============
      Accounts receivable                        $     410,930   $      179,814
      Less allowance for doubtful accounts             142,288           71,963
                                                 -------------   --------------
                             Total               $     268,642   $      107,851
                                                 =============   ==============

6.   FURNITURE AND EQUIPMENT
     -----------------------

     Property and equipment, at June 30, 2006 and 2005, consisted of the following:

                                     LIFE           2006               2005
                                 ============   =============     =============

      Furniture and fixtures       1-5 years    $      17,295     $      17,295
      Machinery and equipment      2- 7 years          25,942            25,848
      Leasehold improvements       5 years             63,793            62,937
                                                -------------     -------------
                                                      107,030           106,080
      Less accumulated depreciation                   (47,892)          (24,851)
                                                -------------     -------------
                                                $      59,138     $      81,229
                                                =============     =============

7.   CONVERTIBLE DEBT
     ----------------

     Following is a summary of convertible debt at June 30, 2006 and 2005 (Details of the loan agreements follow the summary):

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   CONVERTIBLE DEBT, CONTINUED
     ---------------------------

                                                             2006        2005

     Notes payable under Securities Purchase Agreement    $ 600,000    $      -

     Convertible debt to individuals                         85,000           -
     Convertible note settled in 2006                             -     201,045
                                                          ---------    --------
     Total convertible debt at contractual amount           685,000     201,045

     Less unamortized discount and loan costs               617,716           -
                                                          ---------    --------
                                                          $  67,284    $201,045
                                                          =========    ========

     NOTES  PAYABLE  UNDER  SECURITIES  PURCHASE  AGREEMENT

     In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in convertible debentures (the "Notes"), which have been paid or are payable in three tranches as follows:

          - $600,000 upon signing the definitive agreements on May 30, 2006, due May 30, 2009

          - $400,000 upon the filing of a registration statement to register shares of common stock which the Convertible Debentures are convertible into as well as the shares of common stock issuable in connection with the Warrants (defined below), and

          - $500,000 upon the effectiveness of such registration statement.

     The Notes are convertible into our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). As of June 30, 2006 the warrants had a value of $4,000,000 using the Black-Scholes option pricing model.

     We also agreed to issue to the finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding of $100,000 and warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants, which had a fair value of $166,000 on the grant date, were recorded as deferred financing cost, and expire if unexercised on or before May 30, 2013.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   CONVERTIBLE DEBT, CONTINUED
     ---------------------------

     The proceeds from the Securities Purchase Agreement were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the other Notes in the financial statements.

     The debt discount is being accreted using the effective interest method over the term of the note. For the year ended June 30, 2006 the Company accreted $7,284 of debt discount. The accretion of debt discount is adjusted in direct proportion to the conversions of debt to stock during the period. Accretion of the debt discount for the other current convertible notes was $60,000, resulting in total accretion of debt discount for the year ended June 30, 2006 of $67,284.

     WARRANTS  ISSUED

     The estimated fair value of the 50,000,000 warrants was $4,150,000 at the date of issue. These amounts have been classified as derivative financial instruments and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Warrants of approximately $150,000. These warrants make up $4,000,000 of the derivative liability balance of $5,119,365 as of June 30, 2006.

     In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income (expense). The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

     The other warrants issued to Lionheart, Geoff Eiten and Kertes in connection with the convertible debt to individuals described below had an estimated fair value of $503,163 at the date of issue or at the date of change to derivative accounting. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Warrants of approximately $20,425. Theses warrants make up $482,738 of the derivative liability balance of $5,119,365 as of June 30, 2006.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   CONVERTIBLE DEBT, CONTINUED
     ---------------------------

     DEBT  FEATURES

     In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt conversion feature provision ( the "Debt Feature") contained in the terms of the Notes is not clearly and closely related to the characteristics of the Note. Accordingly, the Debt Feature qualified as embedded derivative instruments at issuance and, because it does not qualify for any scope exception within SFAS 133, it was required by SFAS 133 to be accounted for separately from the debt instrument and recorded as a derivative financial instrument.

     Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The Debt Feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the Debt Feature had an estimated initial fair value of $513,044.

     In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the Debt Feature will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Debt Features of approximately $139,601. The Debt Feature makes up $373,443 of the derivative liability balance of $5,119,365 as of June 30, 2006.

     The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

     The significant fluctuations can create significant income and expense items on the financial statements of the company.

     Because the terms of the convertible notes ("notes") require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Whether or not the notes had contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   CONVERTIBLE DEBT, CONTINUED
     ---------------------------

     CONVERTIBLE  NOTE  SETTLED  IN  2006

     Convertible debt at June 30, 2005 represents remaining amounts due under a $350,000 convertible note agreement (The "Note") dated February 27, 2001, and bearing interest at the Bank of America prime rate plus 5% per year (Interest rate of 11.25% at June 30, 2006). The Company assumed the
     Note in connection with the re-capitalization described in Note 3. Under the original terms of the Note, the holder was entitled, at any time after April 25, 2001, to convert the principal amount of this Note or any portion of the principal amount into shares of the Company's common stock at a conversion price equal (at the holder's discretion) to the lesser of (i) the opening bid price on the first trading day immediately following the date that GDAC began trading or (ii) the 5 day average closing bid price immediately preceding the date of notice of conversion. In no event, however, was the conversion price to be lower than $0.005 per share.

     Subsequent to the re-capitalization, the Company allowed the holder to convert $148,955 of the Note principal into 14,895,470 shares of the Company's common stock using a price of $0.01 per share. The conversions were not in accordance with the original convertible note agreement and the shares issued had a fair value of $2,688,734 on the dates of conversion. Accordingly, the Company recognized a $2,539,779 loss on extinguishment of debt as of June 30, 2004.

     In November 2005, the Company entered into a settlement agreement regarding its convertible debt. Under the settlement agreement the Company paid $30,000 for complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest. The Company recognized a $310,799 gain on extinguishment of debt in connection with the settlement.

     CONVERTIBLE  DEBT  TO  INDIVIDUALS

     On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are were due sixty (60) days from the date the money was loaned, both loans were extended through November 2006. Additionally, both loans are convertible into 1,000,000 shares of our common stock at the rate of one share for each $0.035 owed.

     In April 2006, the Company borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per year, and is due and payable on September 29, 2006. This promissory note may also be renewed for additional thirty-day periods at the option of the holder. This loan is convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholders also have 1,428,571 outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

     The value of the beneficial conversion features associated with convertible debt to individuals originated during March 2006 was estimated to be $35,000 and that value was originally included in additional paid-in capital, treated as a loan cost and was being amortized to interest expense over the term of the debt using the effective yield method. However, the convertible debt issued under the Securities Purchase Agreement in May 2006 caused the Company to have an inadequate number of authorized shares to satisfy the conversion of all convertible debt and exercise of all outstanding warrants and caused the Company to adopt liability treatment of the conversion feature as a derivative financial instrument. At the date the conversion features qualified as embedded derivative instruments and liability treatment was adopted, the fair value of the embedded derivatives was estimated to be $273,997. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations, the change in fair value of the embedded derivative of $10,813. The embedded derivative makes up $263,184 of the derivative liability balance of $5,119,365 as of June 30, 2006.

     The warrants issued with the $50,000 convertible note issued on April 2006, were originally afforded equity treatment as a loan cost valued at $50,000 and were being amortized to interest expense over the term of the debt using the effective yield method. However, as with the beneficial conversion feature, an inadequate number of authorized shares caused the Company to adopt liability treatment of the warrants as derivative financial instruments in May 2006.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME  TAXES
     -------------

     At June 30, 2006 the Company has a net operating loss carry-forward ("NOL") of approximately $974,000 expiring through 2025. The Company has a deferred tax asset of approximately $384,000 resulting from this NOL. The loss carry-forwards related to GDAC prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both June 30, 2006 and 2005, in an amount equal to the deferred tax asset.

     The composition of deferred tax assets and the related tax effects at June 30, 2006 and 2005 are as follows:

                                                 2006               2005
                                            --------------     --------------
      Net operating losses                 $       331,388     $      218,122
      Deferred rent                                  4,275              4,824
      Allowance for doubtful accounts               48,378              9,207
                                           ---------------     --------------
          Total deferred tax assets                384,041            232,153
          Valuation allowance                     (384,041)          (232,153)
                                           ---------------     --------------
           Net deferred tax asset          $             -     $            -
                                           ===============     ==============

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2006 and 2005, is as follows:

                                                2006                  2005
                                         =================   ==================
                                          AMOUNT      %       AMOUNT       %
                                         =========  ======   =========   ======

     Benefit for income tax at federal  $1,500,562   34.0%  $1,481,216    34.0%
        statutory rate
     Gain on debt extinguishments          105,672    2.3            -        -
     Non-deductible interest expense       (22,876)  (0.5)     (10,173)    (0.2)
     Gain from derivatives              (1,272,350) (28.8)           -        -
     Non-deductible stock-based
          compensation                    (164,002)  (3.7)  (1,366,890)   (31.4)
     Other                                    (238)     -        9,682      0.2
     Change in valuation allowance        (146,767)  (3.3)    (113,835)    (2.6)
                                        ----------          ----------
     Effective rate                     $        -     -%   $        -      -%
                                        ==========          ==========

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     OPERATING  LEASE

     The Company leases office facilities under a long-term operating lease. The lease provides for one, five- year renewal option and includes provisions for the Company to pay certain maintenance and operating costs of the landlord, that increase if the costs to the landlord increase. The lease agreement includes scheduled base rent increases over the term of the lease; however, rent expense is being recognized on a straight-line basis over the term of the lease. Accordingly, at June 30, 2006 and 2005, the balance sheet reflects $12,575 and $14,188, respectively, of deferred lease expense.

     Rent expense under operating leases was $54,001 and $62,032 during the years ended June 30, 2006 and 2005, respectively.

     Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to June 30, 2006, are summarized as follows:

      YEAR ENDING
        JUNE 30,                                       AMOUNT
                                                  ==============
          2007                                            45,616
          2008                                            47,226
          2009                                            32,200
                                                  --------------
                                                  $      169,048
                                                  ==============

     Included in other current assets at June 30, 2006 and 2005 is a security deposit of $3,488, related to the Company's office lease.

     CONSULTING  CONTRACTS

     The Company has entered into consulting contracts with fourteen host companies with facilities at various locations in the United States. These consulting agreements allow the Company to use the host facilities to provide fitting of custom-made artificial limbs and related care and training in exchange for a split of revenues of 30% to the Company and 70% to the host company if the host company provides the patient and 70% to the Company and 30% to the host company if the Company provides the patient. These contracts generally have automatic renewals every six months unless either party gives a termination notice.

     CONTINGENCIES

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY
     --------------------

     PREFERRED  STOCK

     The Company has 10,000,000 authorized shares of preferred stock, par value $0.001 per share in addition to its authorized common stock. To date the Company has issued 1,000,000 shares of Series A Convertible Preferred Stock ("Series A") to the founders of Pediatric Prosthetics, Inc. The Series A is convertible into common stock on a share for share basis but includes voting privileges of 20 to 1. It is non-cumulative but participates in any declared distributions on an equal basis with common stock.

     COMMON  STOCK  ISSUED  FOR  CASH

     From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Depending on the nature of the offering and restrictions imposed on the shares being sold, the sales price of the common stock may be below the fair market value of the underlying common stock on the date of issuance. During the year ended June 30, 2006, the Company issued 4,700,000 shares of common stock at prices ranging from $0.05 to $0.035, for net cash proceeds of $220,000. During the year ended June 30, 2005 the Company issued 9,210,000 shares of common stock at prices ranging from $0.04 to $0.15, for net cash proceeds of $321,500.

     COMMON  STOCK  ISSUED  FOR  SERVICES

     The Company has issued shares of common stock for services to both employees/directors and outside consultants. During the year ended June 30, 2006 the Company issued 8,696,437 net shares of common stock to outside consultants at market values ranging from $0.08 to $0.11 and recognized compensation expense of $482,360. During the year ended June 30, 2005 the Company issued 36,643,861 shares of common to employee/directors stock at market values ranging from $0.10 to $0.138 and recognized compensation expense of $3,665,136. During such period, the Company also issued 5,588,699 shares of common stock to outside consultants at market values ranging from $0.053 to $0.145 and recognized compensation expense of $355,128.

     Additionally, we granted Geoff Eiten, 3,000,000 options in connection to a consulting agreement entered into May 9, 2006. The 3,000,000 options are exercisable into shares of our common stock as follows, 1,000,000 options are exercisable at $0.10 per share, 1,000,000 options are exercisable at $0.20 per share, and 1,000,000 options are exercisable at $0.30 per share. The options granted to Mr. Eiten were valued at $241,241 using the Black-Scholes pricing model and will be expensed as share-based compensation over the 12 month term of the contract ending May 8, 2007. The options carry a three year term and expire on May 8, 2010.

     GLOBAL  MEDIA  FUND,  INC.  AGREEMENT

     In February 2006, we entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company, which Global has guaranteed will be placed in at least 400 radio stations. In consideration for the Service Agreement, we agreed to issue Global 250,000 restricted shares of our common stock, which were issued in March 2006. The terms of the agreement call for the Company to issue Global a remaining value of shares equal to $125,000, which will be paid by issuances of common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007. The Service Agreement provides that we will issue shares valued at $28,125 per payment; however the agreement contains a provision that provides Global with shares that are at a 10% discount to the quoted market price, therefore Global will receive common stock valued at $31,250 for each of the remaining installment payments.

PEDIATRIC PROSTHETICS, INC.
---------------------------
NOTES TO FINANCIAL STATEMENTS


10.  STOCKHOLDERS' EQUITY, CONTINUED
     -------------------------------

     GLOBAL  MEDIA  FUND,  INC.  AGREEMENT,  CONTINUED

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

     STOCK  OPTIONS  AND  WARRANTS

     In connection with the origination of various convertible debt agreements the Company issued warrants for shares of its common stock during the year ended June 30, 2006 (See Note 6). Following is a summary of option and warrant activity:


                                                           NUMBER OF                       WEIGHTED
                                                           COMMON          EXERCISE        AVERAGE
                                                            STOCK           PRICE          EXERCISE
                                                         EQUIVALENTS        RANGE          PRICE
                                                        ------------     --------------   ----------

     Outstanding at June 30, 2004 and 2005                        -      $            -   $        -

     Warrants issued to Note Holders Under Securities
         Purchase Agreement                              50,000,000                0.10         0.10

     Warrants issued as finders fee Under Securities
         Purchase Agreement                               2,000,000                0.10         0.10

     Warrants issued to originate convertible debt
         to Individuals                                   1,428,571               0.045        0.045

     Options issued for consulting services               3,000,000         0.10 - 0.30         0.16
                                                        -----------      --------------   ----------

     Outstanding at June 30, 2006                        56,428,571      $ 0.045 - 0.30   $     0.14
                                                        ===========      ==============   ==========


Following is a summary of outstanding stock options and warrants at June 30, 2006:


                                REMAINING                              WEIGHTED
                               CONTRACTED                              AVERAGE
                                  LIFE                    EXERCISE     EXERCISE
           EXPIRATION DATE      (YEARS)       SHARES       PRICE        PRICE
           ===============     ==========    =========   =========    ==========
             May 2008             1.9        1,428,571      0.045        0.045
             May 2010             3.9        1,000,000      0.10         0.10
             May 2010             3.9        1,000,000      0.20         0.20
             May 2010             3.9        1,000,000      0.30         0.30
             May 2013             6.9       52,000,000      0.10         0.10
                                            ----------
        Outstanding at June 30, 2006        56,428,571
                                            ==========

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  401(K)  SALARY  DEFERRAL  PLAN
     ------------------------------

     The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan provides for discretionary Company matching contributions; however the Company made no contributions and recognized no expense during the years ended June 30, 2006 or 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as we failed to file our Quarterly Reports on Form 10-QSB for the quarters ended December 31, 2005 and March 31, 2006, and we failed to timely file this Annual Report on Form 10-KSB. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information, that we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting. Subsequent to the year ended June 30, 2006, our management plans to make a concerted effort to spend the appropriate time and resources to complete our financial statements and disclosures in our periodic and annual reports within the time periods set forth by the Commission. Our management hopes to accomplish this goal by putting in place stricter controls and procedures and beginning management's dialogue with our inside and outside accountants regarding our periodic filings at an earlier stage in the review and/or audit process, which our management believes will allow us to timely file our periodic reports moving forward.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the name, age and position of each of our directors and executive officers. Our officers and directors are as follows:

NAME                     AGE               POSITION
----                     ---               --------

Linda Putback-Bean       60               Chairman and President

Dan Morgan               58               Vice President/Chief Prosthetist

Kenneth W. Bean          61               Director, Vice President, Chief
                                          Financial Officer & Secretary

Jean Gonzalez            55               Prosthetist

LINDA PUTBACK-BEAN
------------------

Linda Putback-Bean (age 60), has served as a Director and President/CEO since our inception in October 2003. Ms. Putback-Bean is licensed by the State of Texas as a Prosthetist's Assistant. Ms. Putback-Bean served as a Partner in "Myoelectric Arms of The Americas" from June 2000 through September of 2003 through which Ms. Putback-Bean subcontracted pediatric prosthetic fittings for upper extremity patients. Ms. Putback-Bean also served as "National Pediatric Upper Extremity Specialist" for Hanger Corporation from October 2000 to October 2003. Prior to her contract positions, she was employed as an upper extremity specialist with two prosthetics providers in Houston, Texas from 1986 onward. Ms. Bean received her Bachelors degree from Eureka College in Education, in 1970.

DAN  MORGAN
-----------

Dan Morgan (age 58) has served as our Vice President/Chief Prosthetist since our inception in October 2003. Mr. Morgan served as our director from October 2003 to June 2005. Mr. Morgan previously owned and operated his own prosthetics firm from 1984 to 1998. In 1998, Mr. Morgan sold his firm to Hanger Orthotics and Prosthetics. From 1998 to 2003, Mr. Morgan served as Manager of the firm sold to Hanger. Mr. Morgan is an ABC certified prosthetist and is certified by the State of Texas. Mr. Morgan received a BS in Physical Therapy from the University of Texas Medical Branch in 1970 (UTMB). Additionally, he received a certificate in Orthotics and Prosthetics, from UCLA in 1971.

KENNETH  W.  BEAN
-----------------

Kenneth W. Bean (age 61) has served as a Director, Chief Financial Officer and Vice President of Operations since our inception in October 2003. From April 2000 to October 2003, Mr. Bean served as Ms. Putback-Bean's partner and pilot fitting pediatric patients with upper extremity prosthetics in "Myoelectric Arms of The Americas." Prior to marrying Linda Putback-Bean in April 2000, Mr. Bean performed business consulting and authored several books, including "Bean's About Baseball," which he also published. Mr. Bean previously served as Chief Executive Officer of the U.S. branch of the Japanese-based Far East Trading Company from 1973 to 1976) and chief executive (Saudi Arabia) of the Singapore-based Robin Group of companies.

JEAN  GONZALEZ
--------------

Jean Gonzalez (age 55) has been employed by us as a Prothetist since January 2004. From March 1990 to December 2004, she was employed as a Prothetist Orthotist at Hanger Prosthetics and Orthotics in southern California. From September 1988 to August 1989, she served as a Prothetic Assistant at California State University, Dominguez Hills in Dominguez Hills, California. From July 1985 to August 1989, she served as an Orthotist with various service providers in the State of California. Mrs. Gonzalez obtained a Bachelor of Music degree
from  the  University  of  Alabama  in  1975.   She  has  been  licensed  as  a
Prothetist-Orthotist in Texas since June 2004. Mrs. Gonzalez is a member of the American Board of Certification for Orthotists and Prosthetists, a member of the American Academy of Orthotists and Prosthetists, and a member of the Association of Children's Prosthetists and Orthotists Clinics.

TERM  OF  OFFICE  OF  DIRECTORS

Our Directors are elected annually and hold office until our annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation may be in the form of cash, restricted stock, or stock options. Vacancies in the Board are filled by majority vote of the remaining Directors. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors.

SIGNIFICANT  EMPLOYEE.  Jean  Gonzalez  is  certified  as  a  prosthetist by the
---------------------
American Board of Certified Prosthetists and by the State of Texas. She has 19 years of experience and travels extensively to fit children on behalf of the Company.

FAMILY  RELATIONSHIPS.  Linda Putback-Bean, our President and CEO, is married to
---------------------
Kenneth  Bean,  our  Vice  President  of  Operations.

INVOLVEMENT  IN  CERTAIN  LEGAL PROCEEDINGS. There have been no events under any
-------------------------------------------
bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

AUDIT  COMMITTEE.  Due  to  the  Company's size, the Board of Directors does not
-----------------
have  an  Audit  Committee.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that, Linda Putback-Bean, Kenneth W. Bean and Dan Morgan are subject to Section 16(a) filing requirements and all such individuals have made all required Section 16(a) filings with the SEC as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for the following individuals (our "named executive officers") for the fiscal years ended June 30, 2006, 2005 and 2004. No other executive officer received compensation over $100,000.


                           SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION              LONG TERM COMPENSATION
                         -------------------              ----------------------
                                      Fiscal                                          AWARDS                      PAYOUTs
                                      Year                          Other
                                      ended                         Annual    Restricted
     Name and                         June                          Comp-       Stock       Options/     LTIP payouts   All Other
Principal Position     Title           30      Salary    Bouns     ensation    Awarded       SARs(#)        ($)        Compensation

Linda Putback-     Chairman of the   2006     $84,000                0           0             0             0
Bean               Board, President  2005     $84,000     $0         0           0             0             0        $2,700,000(2)
                                     2004     $56,000(1)  $0         0           0             0             0

Dan Morgan         Vice              2006     $37,000
                   President/Chief   2005     $48,000     $0         0           0             0             0        $  919,886(3)
                   Prosthetist       2004     $20,000(4)  $0         0           0             0             0

Kenneth W. Bean    Director, Vice    2006     $47,000     $0         0           0             0             0              0
                   President, Chief
                   Financial Officer
                   and Secretary


(1) Ms. Putback-Bean was paid $10,000 as contract labor during our start-up phase (3 months). $17,500 of her salary was accrued rather than paid during fiscal years 2005 and 2004 and $10,500 of that amount remains in accrued liabilities at June 30, 2006.

(2) Ms. Putback-Bean received 27,000,000 shares which were valued at $0.10 per share as compensation during the fiscal year ended June 30, 2005. In 2006, Ms. Putback-Bean returned 4,000,000 shares to us for cancellation, which shares we plan to reissue to Ms. Putback-Bean when we are able to increase our authorized shares of common stock.

(3) Mr. Morgan received 9,198,861 shares which were valued at $0.10 per share as compensation during the fiscal year ended June 30, 2005.

(4) Mr. Morgan was paid $4,000 as contract labor during our start-up phase (3 months). Additionally, $22,500 of his salary was accrued rather than paid during the fiscal years ended 2005 and 2004 and remains in accrued liabilities at June 30, 2006.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR TO
                    ----------------------------------------
                        EXECUTIVE EMPLOYEES AND DIRECTORS
                        ---------------------------------
                               (Individual Grants)



                                                                           Potential Realizable Value at    Alternative to (f)
                  Number of                                                   Assumed Annual Rates of         and (g): Grant
                 Securities       Percent of Total                         Stock Price Appreciation for         Date  Value
                 Underlying        Options/SARs      Exercise                      Options Term
                   Options/        Granted to        of Base
                 SARS Granted      Employees in       Price     Expiration                                   Grant Date Present
Name                 (#)           Fiscal Year (%)   ($/Sh)        Date       5%($)              10%($)           Value ($)
(a)                  (b)               (c)             (d)         (e)         (f)                (g)               (h)
                 ------------     ---------------   --------   ----------  -----------------------------    ------------------
Linda Putback-
Bean, Chairman
and President        -0-               -0-             -0-         -0-         -0-                -0-               -0-
---------------  ------------     ---------------   --------   ----------  -----------------------------    ------------------

Dan Morgan,
Vice President
and Chief
Prosthetist          -0-               -0-             -0-         -0-         -0-                -0-               -0-
----------------  -----------     ---------------   --------   ----------  -----------------------------    ------------------
Kenneth W. Bean
Director, Vice
President, Chief
Financial Officer
and Secretary        -0-               -0-             -0-         -0-         -0-                -0-               -0-
----------------  -----------     ---------------   --------   ----------  -----------------------------    ------------------
TOTAL               -0-                -0-             -0-         -0-         -0-                -0-               -0-
----------------  -----------     ---------------   --------   ----------  -----------------------------    ------------------




The Company currently has no outstanding options or warrants held by any of its employees or Directors.


                       AGGREGATED OPTION/SAR EXERCISES IN
                  LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                  ---------------------------------------------

                                                                 Number of             Value of
                                                                Unexercised         Unexercised In-
                                                                Underlying             The-Money
                                                             Options/SARs at FY     Options/SARs at
                                Shares                            end (#);            FY end ($);
                             Acquired on    Value Realized      Exercisable/         Exercisable/
     Name                    Exercise (#)        ($)           Unexercisable        Unexercisable
     (a)                         (b)             (c)               (d)                   (e)
---------------------------  ------------   --------------   ------------------     --------------
Linda Putback-Bean,
Chairman and President           -0-             $-0-             -0-/-0-                $-0-
---------------------------  ------------   --------------   ------------------     --------------

Dan Morgan, Vice
President and Chief
Prosthetist                      -0-             $-0-             -0-/-0-                $-0-
---------------------------  ------------   --------------   ------------------     --------------
Kenneth W. Bean
Director, Vice President,
 Chief Financial Officer and
Secretary                        -0-              -0-              -0-                    -0-
---------------------------  ------------   --------------   ------------------     --------------


Long-Term Incentive Plans
-------------------------

None.

Director  Compensation
----------------------

We do not currently pay any compensation to our directors for their services. In the future, we may pay directors' expenses related to the attendance of board meetings.

Employment  Contracts,  Termination  of  Employment  and  Change-in-Control
---------------------------------------------------------------------------
Arrangements
------------

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information at October 10, 2006, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of October 10, 2006, we had 98,274,889 shares of common stock issued and outstanding.




                          Name and address of       Number of Shares of     Percentage of Voting
   Title of class           beneficial owner          Voting Stock(1)            Stock (5)
   --------------   ---------------------------   -----------------------  ----------------------

   Common Stock       Linda Putback-Bean              48,210,251  (2)            40.8%
                     Director, President and
                            Secretary
                     12926 Willowchase Drive
                       Houston, Texas  77070
   ------------     --------------------------    -----------------------  ----------------------
   Common Stock            Dan Morgan                  11,198,861 (3)            9.5% (3)
                       Vice President/Chief
                           Prosthetist
                     12926 Willowchase Drive
                       Houston, Texas  77070
   ------------     -------------------------     -----------------------  ----------------------
   Common Stock           Kenneth Bean                48,210,251  (4)            40.8%
                     Vice President, Principal
                  Financial Officer  and Director
                     12926 Willowchase Drive
                       Houston, Texas  77070
   ------------   ------------------------------  ------------------------  ---------------------


   Common Stock     All Officers and Directors as     59,408,351(2)(3)           50.2%
                        a group (total of 3)
   ------------    -----------------------------  ------------------------  ---------------------


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.
Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 10, 2006. As of October 10, 2006, there were 98,274,889 shares of our common stock issued and outstanding.

(2) This number specifically excludes 4,000,000 shares of common stock that were originally issued as part of the initial capitalization of the Company that were surrendered to the Company in September 2005. This number includes 30,210,251 shares of common stock and 900,000 shares of our Series A Convertible Preferred Stock (which can vote in aggregate 18,000,000 shares of our common stock, with each Series A Preferred share being able to vote a number of shares equal to 20 common shares) held by Ms. Putback-Bean. Ms. Putback-Bean's ownership of 900,000 shares of our Series A Convertible Preferred Stock represents 90% of our issued and outstanding shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for shares of our common stock.

(3) This number includes 9,198,100 shares of our common stock and 100,000 shares of our Series A Convertible Preferred Stock (which can vote in aggregate 2,000,000 shares of our common stock, with each Series A Preferred share being able to vote a number of shares equal to 20 common shares) held by Mr. Morgan. The 9,198,100 shares of common stock held by Mr. Morgan, as well as the 2,000,000 shares of stock which Mr. Morgan is able to vote due to his ownership of 100,000 shares of preferred stock, give him the right to vote in aggregate 11,198,000 shares of stock, representing 41.1% of our outstanding stock based on an aggregate of 118,274,889 voting shares outstanding, which number includes 98,274,889 shares of common stock outstanding and 1,000,000 shares of preferred stock outstanding, which preferred stock can vote in aggregate 20,000,000 shares, Mr. Morgan's ownership of 100,000 shares of our Series A Convertible Preferred Stock represents 10% of our issued and outstanding shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for shares of our common stock.

(4) This number represents 48,210,251 shares of common stock beneficially owned by Mr. Bean's spouse, Linda Putback-Bean, which shares Mr. Bean is deemed to beneficially own through his wife.

(5) Using 117,274,889 voting shares, which includes 98,274,889 shares of common stock outstanding and the voting rights associated with the 1,000,000 outstanding shares of Series A Preferred Stock, which are able to vote in aggregate an amount equal to 20,000,000 common shares.

We  are  not  aware  of any conditions that would result in a change of control.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following persons have any direct or indirect material interest in any transaction to which we were or are a party during the past three years, or in any proposed transaction to which the Company proposes to be a party:

     a.   any  of  our  directors  or  executive  officers;
     b.   any  nominee  for  election  as  one  of  our  directors;
     c. any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

     d. any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (a), (b) or (c) above.


ITEM 13. EXHIBITS

a)     The exhibits listed below are filed as part of this annual report.

EXHIBIT NO.          DESCRIPTION OF EXHIBIT

Exhibit 3.1(1)       Articles of Incorporation
                    (Pediatric Prosthetics, Inc.[Texas]) dated
                     September 15, 2003

Exhibit 3.2(4)       Restated Articles of Incorporation of the Company
                     (March 9, 2001)

Exhibit 3.3(4)       Reinstatement (June 29, 2003)

Exhibit 3.4(1)       Amendment to Articles of Incorporation
                     of the Company (October 31, 2003)

Exhibit 3.5(1)       Amendment to Articles of Incorporation
                     of the Company (November 7, 2003)
                    (Series A Convertible Preferred Stock Designation of Rights

Exhibit 3.6(4)       Bylaws of the Company

Exhibit 4.1(1)       Shareholder Voting Agreement dated October 31, 2003

Exhibit 10.1(1) Acquisition Agreement between Grant Douglas Acquisition Corp. and Pediatric Prosthetics, Inc. dated
                     October 10, 2003

Exhibit 10.2(4)      Sample Host Affiliate Agreement

Exhibit 10.3(2)      Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)      Securities  Purchase  Agreement

Exhibit 10.4(3)      Callable Secured Convertible  Note  with  AJW  Offshore,
                     Ltd.

Exhibit 10.5(3)      Callable Secured  Convertible  Note  with  AJW  Partners,
                     LLC

Exhibit 10.6(3)      Callable Secured Convertible Note with AJW Qualified
                     Partners, LLC

Exhibit 10.7(3) Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)      Stock  Purchase  Warrant  with  AJW  Offshore,  Ltd.

Exhibit 10.9(3)      Stock  Purchase  Warrant  with  AJW  Partners,  LLC

Exhibit 10.10(3)     Stock  Purchase  Warrant  with  AJW  Qualified Partners,
                     LLC

Exhibit 10.11(3) Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)     Security  Agreement

Exhibit 10.13(3)     Intellectual  Property  Security  Agreement

Exhibit 10.14(3)     Registration Rights Agreement

Exhibit 10.15(4)     Consulting Agreement with National Financial
                     Communications Corp.

Exhibit 10.16(4) Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(4)     Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18*       Waiver of Rights Agreement

Exhibit 31.1*        Chief Executive Officer Certification pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*        Chief Financial Officer Certification pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*        Chief Executive Officer Certification pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*        Chief Financial Officer Certification pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

(1) Filed as exhibits to our Form 10-SB, filed with the Commission on February 13, 2006, and incorporated herein by reference.

(2) Filed as an exhibit to our quarterly report on Form 10-QSB, filed with the Commission on July 5, 2006, and incorporated herein by reference.

(3) Filed as exhibits to our report on Form 8-K, filed with the Commission on June 2, 2006, and incorporated herein by reference.

(4) Filed as exhibits to our Form 10-SB, filed with the Commission on July 14, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K:

We filed no reports on Form 8-K during the three months ended June 30, 2006.




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT  FEES

The aggregate fees billed for the fiscal years ended June 30, 2006 and 2005, for professional services rendered by the Company's principal accountants, Malone & Bailey, PC, for the audit of the Company's annual financial statements and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $63,000 and $31,500, respectively.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 27, 2006               By: /s/ Linda Putback-Bean
                                             ----------------------
                                             Linda Putback-Bean
                                             President and Chairman

Date:     October 27, 2006              By: /s/ Kenneth Bean
                                            -----------------------
                                            Kenneth Bean
                                            Vice President, Principal
                                            Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                    TITLE                      DATE
            ---------                    -----                      ----

By:/s/ Linda Putback-Bean   President and Chairman     Date: October 27, 2006
   ----------------------
    Linda Putback-Bean


By:/s/ Kenneth Bean         Vice President, Principal  Date: October 27, 2006
   ----------------------   Financial Officer and
   Kenneth Bean             Director