Form 10QSB
period 2006-09-30
PEDIATRIC PROSTHETICS INC
filed 2006-12-05
CIK 1280894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the quarterly period ended September 30, 2006

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

           For the transition period from __________ to ______________

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [ ]

     As of November 15, 2006, 98,274,889 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

        Traditional Small Business Disclosure Format Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS


                                                                    PAGE

Financial Statements

     Unaudited Balance Sheets as of September 30, 2006
       and June 30, 2006                                             2

     Unaudited Statements of Operations for the Three Months Ended
       September 30, 2006 and 2005                                   3

     Unaudited Statement of changes in Stockholders' Deficit for the
       Three Months Ended September 30, 2006                         4

     Unaudited Statements of Cash Flows for the Three Months Ended
       September 30, 2006 and 2005                                   5

     Notes To Financial Statements                                   6


PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
September 30, 2006 and June 30, 2006

                                                                          September 30,          June 30,
                                                                              2006                 2006
                                                                          -------------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                              $      54,466        $   274,641
   Trade accounts receivable, net                                               309,379            268,642
   Prepaid expenses and other current assets                                     11,825             13,396
   Current portion of deferred financing cost, net                              119,665            109,693
                                                                          -------------        -----------
       Total current assets                                                     495,335            666,372

Furniture and equipment, net                                                     64,992             59,138
Deferred financing cost                                                         199,446            239,334
                                                                          -------------        -----------
          Total assets                                                    $     759,773        $   964,844
                                                                          =============        ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                                 $     123,361        $   143,167
   Accrued liabilities                                                          284,230            257,680
   Current portion of convertible debt, net of discount of $0 and $25,000
   at September 30, 2006 and  June 30, 2006, respectively                        85,000             60,000
   Due to related party                                                             500                500
   Derivative financial instruments                                           3,916,825          5,119,365
                                                                          -------------        -----------
Total current liabilities                                                     4,409,916          5,580,712

Convertible debt, net of discount of $569,486 and $592,716 at September
   September 30, 2006 and June 30, 2006, respectively                            30,514              7,284
Deferred rent                                                                    11,871             12,575
                                                                          -------------        -----------
         Total liabilities                                                    4,452,301          5,600,571
                                                                          -------------        -----------
Commitments and contingencies

Stockholders' deficit:
   Preferred stock, par value $0.001; authorized 10,000,000
      shares; issued and outstanding 1,000,000 shares                             1,000              1,000
      at September 30, 2006 and June 30, 2006
   Common stock, par value $0.001; authorized 100,000,000
      shares; issued and outstanding  98,274,889                                 98,275             98,275
      at September 30, 2006 and June 30, 2006
   Additional paid-in capital                                                 8,025,446          7,764,327
   Accumulated deficit                                                      (11,817,249)       (12,499,329)
                                                                          -------------        -----------
          Total stockholders' deficit                                        (3,692,528)        (4,635,727)
                                                                          -------------        -----------
              Total liabilities and stockholders' deficit                 $     759,773        $   964,844
                                                                          =============        ===========




The accompanying notes are an integral part of these financial statements



PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005


                                                                                     2005
                                                                    2006          (Restated)
                                                                 -----------      ------------

Revenue                                                          $   195,230      $    104,048
                                                                 -----------      ------------
Operating expenses:
   Cost of sales, except for items stated separately below            76,001            37,216
   Selling, general and administrative expenses                      543,239           168,110
   Depreciation expense                                                5,959             4,688
                                                                 -----------      ------------
     Total operating expenses                                        625,199           210,014
                                                                 -----------      ------------
         Loss from operations                                       (429,969)         (105,966)

Other income and (expenses):
   Interest income                                                         1                 -
   Interest expense                                                  (90,492)           (6,031)
   Change in value of derivative financial instruments             1,202,540                 -
                                                                 -----------      ------------
       Total other income (expense)                                1,112,049            (6,031)
                                                                 -----------      ------------
             Net income (loss)                                   $   682,080      $   (111,997)
                                                                 ===========      ============
Net income (loss) per common share - basic and diluted           $      0.01      $      (0.00)
                                                                 ===========      ============
Weighted average common shares outstanding - basic and diluted    98,274,889        91,758,887


The accompanying notes are an integral part of these financial statements



PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2006



                                                                                      Additional
                                   Preferred Stock                 Common Stock           Paid-In       Accumulated
                                 Shares         Amount        Shares          Amount      Capital         Deficit         Total
                                ---------     ----------    ----------      ----------  ----------      -----------    ----------
Balance at June 30, 2006        1,000,000     $    1,000    98,274,889      $   98,275   7,764,327     $(12,499,329)  $(4,635,727)

Amortization of stock-based
     compensation                       -              -             -               -     261,119                -       261,119

Net income                              -              -             -               -           -          682,080       682,080
                                ---------      ---------    ----------       ---------   ---------      -----------    ----------
Balance at September 30, 2006   1,000,000      $   1,000    98,274,889       $  98,275   8,025,446     $(11,817,249)  $(3,692,528)
                                =========      =========    ==========       =========   =========      ===========    ==========

The accompanying notes are an integral part of these financial statements.



PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005


                                                                                         2005
                                                                        2006          (Restated)
                                                                  ---------------   --------------

Cash Flows From Operating Activities
  Net income (loss)                                               $       682,080   $     (111,997)
  Adjustments to reconcile net income (loss) to net cash used by operating activities
     Depreciation expense                                                   5,959            4,688
     Provision for doubtful accounts                                        9,784            7,933
     Stock-based compensation                                             261,116            2,350
     Amortization of debt issue costs                                      78,147                -
     Change in value of derivative financial instruments               (1,202,540)               -
     Deferred rent                                                           (704)               -
     Changes in operating assets and liabilities:
        Accounts receivable                                               (50,521)          (7,586)
        Prepaid expenses and other current assets                           1,571              924
        Accounts payable                                                  (19,804)           3,012
        Accrued liabilities and other                                      26,550           (4,164)
                                                                  ---------------   --------------
            Net cash used by operating activities                        (208,362)        (104,840)
                                                                  ---------------   --------------
Cash Flows From Investing Activities
  Purchase of furniture and equipment                                     (11,813)               -
                                                                  ---------------   --------------
            Net cash used by investing activities                         (11,813)               -
                                                                  ---------------   --------------
Cash Flows From Financing Activities:
   Proceeds from sale of common stock                                           -          175,000
                                                                  ---------------   --------------
Net cash provided by financing activities                                       -          175,000
                                                                  ---------------   --------------
Net increase in cash and cash equivalents                                (220,175)          70,160

Cash and cash equivalents, beginning of period                            274,641           29,818
                                                                  ---------------   --------------
Cash and cash equivalents, end of period                          $        54,466   $       99,978
                                                                  ===============   ==============
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest expense                                  $        78,942   $        6,031
  Cash paid for income taxes                                                    -                -



The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
     ------------------------------------------------------

     GENERAL

     Pediatric Prosthetics, Inc. ("Pediatric") is a company involved in the design, fabrication and fitting of custom-made artificial limbs. Pediatric's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

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

     INTERIM  FINANCIAL  STATEMENTS

     The unaudited condensed financial statements included herein have been prepared by Pediatirc pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Pediatric believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Pediatirc's 2006 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2007.


2.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since its inception, Pediatric has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the years ended June 30, 2006 and 2005, Pediatric reported net losses of $4,413,417 and $4,356,519, respectively, and negative cash flows from operations of $436,226 and $298,454, respectively. For the three months ended September 30, 2006 Pediatric reported net income of $682,080 and negative cash flows from operations of $208,362.

     Although, Pediatric has net income of $682,080 for the three months ended September 30, 2006, such net income was the result of changes in the value of derivative financial instruments and not the result of core operations. Negative operating results have produced a working capital deficit of $3,914,581 and a stockholders' deficit of $3,692,528 at September 30, 2006. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

PEDIATRIC PROSTHETICS, INC.
---------------------------
NOTES TO FINANCIAL STATEMENTS


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     Pediatric is currently implementing it plans to deal with going concern issues. The first step in that plan was its recapitalization into a public shell on October 10, 2003. Management believes that the recapitalization and its current plan to become a fully reporting public company will allow Pediatric, through private placements of its common stock, to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

     Pediatirc's long-term viability as a going concern is dependent on certain key factors, as follows:

          - Pediatric's ability to obtain adequate sources of outside financing to support near term operations and to allow Pediatric to continue forward with current strategic plans.

          - Pediatric's ability to increase its customer base and broaden its service capabilities.

          - Pediatric's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.   RESTATEMENT
     -----------

     The accompanying September 30, 2005 financial statements have been restated to properly recognize revenue and cost of services for services provided by Host Affiliates and to properly amortize the cost of services provided for stock-based payments over the service period. The effect of these restatements on the accompanying financial statements is as follows:

     BALANCE SHEET
     -------------

     Current assets, as previously reported          $    196,788
     Change in current assets related to
        Receivables from host affiliates                   71,146
        Increase in allowance for doubtful
              accounts                                    (44,885)
                                                     ------------
     Current assets, as restated                     $    223,049
                                                     ============
     Stockholders' deficit, as previously reported   $   (784,326)
     Change in stockholders' deficit related to
        change in net loss                                596,261
                                                     ------------
     Stockholders' deficit, as restated              $   (188,065)
                                                     ============

PEDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS


3.     RESTATEMENT, CONTINUED
       ----------------------

     STATEMENT OF OPERATIONS


     Revenue, as previously reported                 $    112,215
     Change in revenue related to billings by
          Host affiliates                                  (8,167)
                                                     ------------

     Revenue, as restated                            $    104,048
                                                     ============
     Operating expenses, as previously reported      $    777,667
     Change in operating expenses related to
          reduction of stock-based
          compensation for amounts not yet
          earned by the service providers                (567,653)
                                                     ------------
     Operating expenses, as restated                 $    210,014
                                                     ============
     Loss from operations, as previously reported    $   (665,452)
                                                     ============
     Loss from operations, as restated                   (105,966)
                                                     ============
     Net loss, as previously reported                $   (671,483)
                                                     ============
     Net loss, as restated                           $   (111,997)
                                                     ============

The restatement's impact on the reported net loss per share for the three months ended September 30, 2005 was $0.01.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006. AS USED HEREIN, THE "COMPANY," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO PEDIATRIC PROSTHETICS, INC., AN IDAHO CORPORATION.

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

We have a website at www.kidscanplay.com, which contains information which we do not desire to be incorporated by reference into this filing.

We generate an average of approximately $8,000 of gross profit per fitting for each prosthetic device we fit, however, the exact amount of gross profit we will receive for each fitting will depend on the exact mix of arms versus legs fitted, the number of re-fittings versus new fittings, the total cost of the components used as well as the amount we are reimbursed by Medicare or Medicaid if such fittings are not paid for directly by the patients. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven (27) fittings, from January 1, 2006, until June 30, 2006, we made approximately thirty-six (36) fittings, and from July 1, 2006 until November 10, 2006, we made approximately sixteen (16) fittings. We averaged approximately four to five fittings per month through December 2005 and have averaged approximately five to six fittings per month since January 2006.

HISTORY  OF  THE  COMPANY

We were formed as an Idaho corporation on January 29, 1954, under the name Uranium Mines, Inc. From January 1954 onward, we experienced various restructurings and name changes, including a name change effective March 9, 2001, to Grant Douglas Acquisition Corp. On October 10, 2003, a separate Texas corporation, Pediatric Prosthetics, Inc. ("Pediatric Texas"), entered into an acquisition agreement with us, whereby Pediatric Texas agreed to exchange 100% of its outstanding stock for 8,011,390 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (the "Exchange"). Pediatric Texas remained as the surviving accounting entity following the Exchange and we were the surviving legal entity and affected a name change from Grant Douglas Acquisition Corp. to Pediatric Prosthetics, Inc. on October 31, 2003 in connection with the Exchange. In connection with the Exchange, we retained $443,632 in liabilities related to a $350,000 convertible note and $93,632 of accrued interest on such note that was held by us prior to the Exchange. From November 2003 through June of 2005 we repaid $148,955 of note principal through the issuance of common stock with a fair value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt. During the year ended June 30, 2006, we negotiated the extinguishment of the remaining convertible note of $201,045 and accrued interest of $139,754 for a one time cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.

Prior to the Exchange, we had been a non-operating, non-reporting, corporate shell, without assets or operations since approximately the second quarter of 2001 (when our prior operations as a publisher of various print media including magazines and newsletters had ceased), but had traded our common stock on the

Pinksheets under the symbol "GDRG," prior to the Exchange. We had not been a reporting company prior to the share exchange. We entered into the Exchange to acquire an operating business, Pediatric Texas, and the shareholders of Pediatric Texas entered into the Exchange to trade Pediatric Texas common stock on the Pinksheets.

Pediatric Texas, the Texas corporation had limited operations prior to the share exchange with us, which operations were affected through a partnership solely controlled by the owners of Pediatric Texas. Upon our initial funding following the share exchange, in November of 2003 we began start-up activities associated with establishing a prosthetics "patient-care facility" according to the regulations set forth by the Texas Department of Health. We also began recruiting our core team of employees, equipping our prosthesis manufacturing laboratory, and building out and furnishing our facility at 12926 Willowchase Drive in Houston, Texas, in compliance with the Texas Board of Health and local occupancy permit requirements. Our "patient-care facility" was approved and accredited by the Texas Board of Health on March 18, 2004. We were approved at that time for the clinical fitting of and fabrication of prosthetic devices for the general public, and for the billing of third party payors, such as health insurance companies for those services.

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

In April 2006, we borrowed $50,000 from a shareholder of the Company and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006; however this note was subsequently renewed for an additional six months, at the option of the holder, and is now due and payable in March 2007. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder also received as consideration for the $50,000 promissory note, 1,428,571 warrants, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

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

                       CALLABLE SECURED CONVERTIBLE NOTES

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a three (3) year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the trading price of our common stock on any trading day, during which we receive a notice of conversion from the Purchasers (the "Conversion Price").

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

If we do not obtain effectiveness of the registration statement with the SEC by April 16, 2007, or if after the registration statement has been declared effective by the SEC, sales of common stock cannot be made pursuant to the registration statement, or our common stock ceases to be traded on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, and such default has not been waived by the Purchasers, then we are required to make payments to the Purchasers in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debentures, multiplied by $0.02, multiplied by the number of months after April 16, 2007 and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after April 27, 2007, we would owe the Purchasers an aggregate of $20,000 in penalty payments, based on $1,000,000 then outstanding under the Debentures ($600,000 in debentures sold to the Purchasers at the Closing, plus $400,000 in Debentures sold to the Purchasers upon filing the registration statement).

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

EMPLOYEES

As of November 10, 2006, we had five employees, three of which are in management positions. We also use the services of outside consultants as necessary to provide therapy, public relations and business and financial services. Our employees include the following individuals:

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

                                   CONSULTANTS
                                   -----------

Occupational  Therapists:
-------------------------

     1.   Nancy  Conte-Fisher
     2.   JoAnne  Liberatore

Physical  Therapist:
--------------------

     Kim  Ramey

Other  Consultants:
-------------------

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

As  of  November  10,  2006,  our  Host  Affiliate  companies  were:

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

We have established working relationships with fourteen Host Affiliates operating in approximately 19 states. In establishing the relationships with the fourteen Host Affiliates, we also provided one-on-one pediatric training to twelve prosthetists who are employed by those Host Affiliates. We currently plan to hire one more certified prosthetists and two additional support personnel during the next twelve months, funding permitting, of which there can be no assurance.

As of December 2006, based on our current monthly gross profits generated in connection with fitting prosthetic limbs, which approximately totals our monthly overhead of $54,000, we believe we will be able to continue our operations throughout fiscal 2007, assuming we sell an additional $900,000 in Convertible Debentures to the Purchasers pursuant to the Securities Purchase Agreement subsequent to the filing of this report. However, if we are unable to file or gain effectiveness of a Registration Statement to register the shares of common stock underlying the Convertible Debentures and are therefore unable to sell the additional tranches of Convertible Debentures, we anticipate only being able to continue our business operations for three to four months, without raising additional financing. If we are required to raise additional funding other than through the sale of the additional tranches of Convertible Debentures, we anticipate such funds to be raised through the sale of debt and/or equity securities. We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above. Assuming we receive and are able to sell the additional tranches of Convertible Debentures, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over our fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

Increases in our advertising and marketing budget which we were able to implement due to the $600,000 we raised through the sale of Convertible Debentures in May 2006, have allowed us to undertake the following advertising and marketing activities:

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

Additionally, we believe the increases in our advertising and marketing budget will allow us to undertake the following activities during the next twelve (12) months, funding permitting:

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

As stated above, we anticipate receiving approximately $900,000 in subsequent tranches in connection with the funding agreement described above, however, investors should keep in mind that any amounts of funding we receive pursuant to the funding will be reduced by fees paid to the lending source in connection with closing costs and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the Debentures convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of the Warrants.

Moving forward, we plan to work towards becoming traded on the Over-The-Counter Bulletin Board ("OTCBB") by filing a revised Form 10-SB registration statement filing with the Commission to respond to the Commission's comments, obtaining shareholder approval to increase our authorized shares of common stock to allow for sufficient authorized but unissued shares of common stock for the holders of the Convertible Debentures and Warrants to convert such Debentures and exercise such Warrants into and to file a Form SB-2 registration statement with the Commission to register the shares of common stock underlying the Convertible Debentures and issuable upon exercise of the Warrants. Furthermore, we hope to gain approval to trade our common stock on the OTCBB during fiscal 2007, which we believe will increase the liquidity of our common stock, of which there can be no assurance.

                         COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had revenue of $195,230 for the three months ended September 30, 2006, compared to revenue of $104,048 for the three months ended September 30, 2005, an increase in revenue of $91,182 or 87.6% from the prior period. The increase in revenue for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, which we began during the fiscal year ended
2006 (described above), as well as a significant number of re-fittings of existing patients due to such patient's physical growth.

We had total operating expenses of $625,199 for the three months ended September 30, 2006, compared to total operating expenses of $210,014 for the three months ended September 30, 2005, an increase in total operating expenses of $415,185 or 198% from the previous years period. The increase in total operating expenses was mainly due to a $375,129 or 223% increase in selling, general and administrative expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, which increase was due to increased marketing expenses in connection with our advertising and marketing campaign (described above), and increases in our legal and accounting expenses in connection with our amended Form 10-SB registration statement filings and the preparation of our public filings, which expenses were not present during the three months ended September 30, 2005, as we were not a public reporting company at that time, as well as an increase of $1,271 in depreciation expense, to $5,959 for the three months ended September 30, 2006, compared to $4,688 for the three months ended September 30, 2005, in connection with an increase in our depreciable asset base during the year ended June 30, 2006, and a $38,785 or 104% increase in cost of sales, to $76,001 for the three months ended September 30, 2006, compared to $37,216 for the three months ended September 30, 2005, which increase in cost of sales was directly attributable to increased purchases of parts and components in connection with our increased sales for the three months ended September 30, 2006, compared to the prior period.

Selling, general and administrative expenses as a percentage of revenue for the three months ended September 30, 2006 were 278%, compared to selling, general and administrative expenses as a percentage of revenue of 162% for the three months ended September 30, 2005, which represented an increase in selling, general and administrative expenses as a percentage of revenue of 116% from the prior period. This increase was mainly due to the 223% increase in selling, general and administrative expenses for the three months ended September 30, 2006, which was not sufficiently offset by the 87.6% increase in revenue for September 30, 2006. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a total loss from operations of $429,969 for the three months ended September 30, 2006, compared to a total loss from operations of $105,966 for the three months ended September 30, 2005, an increase of $324,003 or 306% from the prior period. The increase in loss from operations was mainly caused by the $415,185 or 198% increase in total operating expenses (which was mainly due to the 223% increase in selling, general and administrative expenses) for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, which was not sufficiently offset by the 87.6% increase in revenue for the three months ended September 30, 2006, compared to the prior period.

We had total other income of $1,112,049 for the three months ended September 30, 2006, compared to total other expense of $6,031 for the three months ended September 30, 2005, which represented an increase in other income of $1,118,080 or 18,338% from the prior period. The increase in net other income was mainly due to the $1,202,540 increase in change in value of derivative financial instruments, which accounting income totaled $1,202,540 for the three months ended September 30, 2006, and was not represented for the three months ended September 30, 2005, in connection with the change in value of our outstanding Convertible Debentures, which was offset by an increase of $84,461 of interest expense also in connection with our outstanding Convertible Debentures, to interest expense of $90,492 for the three months ended September 30, 2006, compared to interest expense of $6,031 for the three months ended September 30, 2005.

We had total net income of $682,080 for the three months ended September 30, 2006, compared to a total net loss of $111,997 for the three months ended September 30, 2005, an increase in net income of $794,077 or 682% from the previous period. The increase in net income was mainly due to the $1,118,080 increase in total other income, which was mainly due to the $1,202,540 of change in the value of derivative financial instruments in connection with the fair value of our Convertible Debentures and our $91,182 or 87.6% increase in revenues, which was offset by our $375,129 or 223% increase in general and administrative expenses for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Investors should keep in mind that our net income for the three months ended September 30, 2006, was the result of changes in the value of our derivative financial instruments and not the result of our core operations.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $759,773 as of September 30, 2006, compared with total assets of $964,844 as of June 30, 2006, which represented a $205,071 or 21.3% decrease in total assets from the prior period.

Total assets as of September 30, 2006, included current assets of $495,335, furniture and equipment, net of accumulated depreciation, of $64,992, and deferred financing cost of $199,446. Current assets included cash and cash equivalents of $54,466, trade and accounts receivable, net of $309,379, and prepaid expenses and other current assets of $11,825, and current portion of deferred financing cost, net of $119,665.

We had total liabilities of $4,452,301 as of September 30, 2006, compared to total liabilities of $5,600,571 at June 30, 2006, representing a decrease in total liabilities of $1,148,270 or 20.5%.

Total liabilities as of September 30, 2006 included current liabilities of $4,409,916, consisting of trade accounts payable of $123,361; accrued liabilities of $284,230, which included deferred salary payable to our officers; current portion of convertible debt of $85,000 which includes the loans entered into in March 2006 and April 2006, as described in greater detail below; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; and derivative financial instruments of $3,916,825, in connection with our Convertible Debentures and Warrants (explained in greater detail above); and non-current liabilities consisting of deferred rent of $11,871 and long term portion of convertible debt of $30,514.

We had a working capital deficit of $3,914,581 and an accumulated deficit of $11,817,249 as of September 30, 2006.

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

We had total net cash used by operating activities of $208,362 for the three months ended September 30, 2006, which was mainly due to $1,202,540 of change in value of derivative liability, offset by $682,080 of net income and $261,116 of stock-based compensation, which included amounts amortized in connection with shares of common stock issued in connection with our agreement with Global
Media, described above, as well as approximately 7,000,000 shares of common stock issued in connection with twelve month consulting agreements entered into in October 2005 for investor relations and consulting services.

We had net cash used in investing activities of $11,813 for the three months ended September 30, 2006, which was used solely in connection with the purchase of furniture and equipment.

We did not have net cash provided by financing activities for the three months ended September 30, 2006.

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

As of December 2006, we believe we can operate for approximately the next twelve
(12) months assuming we sell an additional $900,000 in Convertible Debentures subsequent to the filing of this report, based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. However, we believe that will need to raise additional financing in the next three to four months if we are unable to file and obtain effectiveness of a registration statement with the Commission, which filing and effectiveness trigger the additional sales of the $900,000 in additional Convertible Debentures. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We also plan to increase our yearly advertising and marketing budget approximately five fold, for the fiscal year ending June 30, 2007, compared to the fiscal year ending June 30, 2006, by utilizing a large portion of the $900,000 which we plan to receive pursuant to the subsequent funding tranches, assuming such funds are received, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2006 and 2005, we incurred net losses of $4,413,417 and $4,356,519, respectively, and experienced negative cash flows from operations of $436,226 and $298,454, respectively. During the three months ended September 30, 2006, we had net income of $682,080, which net income was the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $208,362. Additionally, we had negative working capital of $3,914,581 as of September 30, 2006. Our historical losses have been related to three primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 79 fitted in fiscal 2006; 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $482,360 and $4,020,264 during the years ended June 30, 2006 and 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES WHICH WE AGREED TO SELL IN MAY 2006, AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006, we sold certain third party investors an aggregate of $600,000 in Convertible Debentures with three (3) year terms, and agreed to sell them an additional $900,000 in Convertible Debentures, upon the occurrence of us filing a registration statement to register the shares underlying the Convertible Debentures and the effectiveness date of such registration statement. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if such Convertible Debentures are not converted into shares of our common stock, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the

Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital, we may be forced to curtail or abandon our business operations.

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

WE MAY NOT BE ELIGIBLE TO REGISTER ALL OF THE SHARES OF COMMON STOCK UNDERLYING THE DEBENTURES AND THE WARRANTS, WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATIONS.

In connection with numerous recently filed private offering of public equity registration statements (such as our planned registration statement to file the shares of common stock underlying the Debentures and Warrant), the Commission has taken the view that in the case where such registration statements attempt to register a large number of shares of common stock representing a large percentage of an issuer's public float, that such resellers are deemed affiliates and the relating offerings are therefore deemed primary offerings. When such registration statements are deemed primary offerings, and the resellers are deemed affiliates, such registration statements are no longer eligible to be filed under Rule 415(a)(1) of the Securities Act of 1933, which may result in delays in the effectiveness of such filings and/or required modifications in the number of securities being registered pursuant to such registration statements. As we have agreed to register a large number of shares pursuant to the Registration Rights Agreement with the Purchasers, which shares represent a large portion of our public float, pursuant to Rule
415(a)(1), this recent stance by the Commission may severely limit and/or prevent us from registering the shares which the Debentures are convertible into and/or that the Warrants are exercisable for with the Commission (the
"Registrable Securities"). If we are delayed in our ability to file a registration statement with the Commission and/or are prevented from registering all of the Registrable Securities with the Commission as we have previously agreed to do pursuant to the Registration Rights Agreement, we could face penalties in connection with the Registration Rights Agreement (as described in greater detail herein) and/or could be forced to repay the Debentures in cash as opposed to shares of common stock. These penalties may decrease the amount of cash we have on hand and may cause us to curtail our business plan. Additionally, if we are unable to effectively register the Registrable Securities, we could be forced to repay the Purchasers in cash, which funds we do not currently have. If we are forced to raise additional funds to repay the Purchasers, it could cause substantial dilution to our existing shareholders and if such funds are not available, we could be forced to curtail or abandon our business operations, which could cause the value of our securities to become worthless.

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of September 30, 2006, our accounts receivable over 120 days old represented over 50% of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

CHANGES IN GOVERNMENT REIMBURSEMENT LEVELS COULD ADVERSELY AFFECT OUR NET SALES, CASH FLOWS AND PROFITABILITY.

We derived a significant percentage of our net sales for the years ended June 30, 2005 and 2006, and for the three months ended September 30, 2006, from reimbursements for prosthetic services and products from programs administered by Medicare or Medicaid. Each of these programs sets maximum reimbursement levels for prosthetic services and products. If these agencies reduce reimbursement levels for prosthetic services and products in the future, our net sales could substantially decline. Additionally, reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for prosthetic products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. As such, modifications to government reimbursement levels could reduce our revenues and/or cause individuals who would have otherwise retained our services to look for cheaper alternatives.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the years ended June 30, 2006 and 2005 we had net losses of $4,413,417 and $4,356,519, respectively and net cash flows used in operating activities of $436,226 and $298,454, respectively. During the three months ended September 30, 2006, we had net income of $682,080, which net income was the result of changes in the value of our derivative financial instruments and not the result of our core operations, and we had a working capital deficit of $3,914,581 as of September 30, 2006. Furthermore, we had an accumulated deficit of $11,817,249 at September 30, 2006. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

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

As of November 10, 2006, we had 98,274,889 shares of common stock issued and outstanding out of a total of 100,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 1,725,111 shares of our common stock. As a result, we do not have a sufficient number of authorized and unissued shares to allow for the conversion of our outstanding Debentures by the Debenture holders and/or the exercise of the Warrant. As a result, we may face penalties in connection with such conversions and/or exercises and/or be forced to repay such Debentures in cash, which cash may not be available on favorable terms, if at all. We currently have plans to obtain shareholder approval to increase our authorized common stock in the future. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the Debenture holders to convert their Debentures into shares of common stock and/or to allow them to exercise their Warrants. These penalties and/or the requirement that we repay the Debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of November 10, 2006, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Director's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENT OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of November 10, 2006, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 31% of our outstanding common stock. Additionally, Ms.
Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 20,000,000 shares of common stock, for a total of a total of approximately 50.2% of our total voting power based on 118,274,889 voting shares, which includes the 98,274,889 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power gives our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,500,000 IN DEBENTURES, OF WHICH $600,000 IS CURRENTLY OUTSTANDING AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with the filing of our amended Form 10-SB, and Form SB-2 registration statement (to register the shares underlying the Purchasers'

Debentures and Warrants) and our current status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.

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

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and required compliance by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and have taken steps necessary to meet applicable standards and implementation specifications; however, these requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our added costs of complying with the HIPPA requirements relate primarily to attaining the on-going educational credits needed for our Prosthetists to remain current with the professional standards of practice. These credits are achieved by attending work-shops and seminars in various locations throughout North America. During fiscal year ended June 30, 2006 we spent approximately $5,000 complying with these on-going educational needs. However, since our original formation, we have been aware of impending HIPPA regulations, and have set up our systems and procedures to comply with HIPPA requirements in view of such regulations. As a result, added costs due to compliance with HIPPA guidelines have been minimal and immaterial.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as we failed to timely file our Quarterly Reports on Form 10-QSB for the quarters ended December 31, 2005, March 31, 2006, and September 30, 2006 and we failed to timely file our Annual Report on Form 10-KSB for the period ending June 30, 2006. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting. Subsequent to the year ended June 30, 2006, our management has undertaken a concerted effort to spend the appropriate time and resources to complete our financial statements and disclosures in our periodic and annual reports within the time periods set forth by the Commission. Our management hopes to accomplish this goal by putting in place stricter controls and procedures and beginning management's dialogue with our inside and outside accountants regarding our periodic filings at an earlier stage in the review and/or audit process, which our management believes will allow us to timely file our periodic reports moving forward.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not aware of any pending or threatened legal proceeding to which we are a party.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

EXHIBIT NO.              DESCRIPTION OF EXHIBIT
-----------------        -------------------------------------

Exhibit 3.1(1) Articles of Incorporation (Pediatric Prosthetics, Inc.[Texas]) dated September 15, 2003

Exhibit  3.2(4)          Restated  Articles  of  Incorporation  of  the  Company
                         (March  9,  2001)

Exhibit  3.3(4)          Reinstatement  (June  29,  2003)

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

Exhibit  10.18(5)        Waiver  of  Rights  Agreement

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

(5) Filed as an exhibit to our Form 10-KSB, filed with the Commission on October 27, 2006, and incorporated herein by reference.

b)     REPORTS ON FORM 8-K:

We filed no reports on Form 8-K during the three months ended September 30, 2006.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEDIATRIC PROSTHETICS, INC.
                                     --------------------------

DATED: December 5, 2006
                                     By: /s/ Kenneth W. Bean
                                     ---------------------------
                                     Kenneth W. Bean
                                     Principal Financial Officer