Form 10QSB/A
period 2005-12-31
PEDIATRIC PROSTHETICS INC
filed 2006-12-21
CIK 1280894

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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



The Registrant is filing this Amended Report on Form 10-QSB, to include restated financial statements for the three and six months ended December 31, 2005; to update its comparison of operating results for the three and six months ended December 31, 2005, compared to the three and six months ended December 31, 2004; and to update its liquidity and capital resources discussion in connection with the revised financial statements contained herein. Additionally, all of the references to financial numbers relating to December 31, 2005 included in this amended filing have been updated throughout with the restated financial information contained herein. Specifically, the Registrant's financial statements were restated to reflect the proper accrual of receivables and the presentation of sales through Host-Affiliates on a gross basis, to properly show gross revenue and cost of sales, to add disclosure of the Registrant's allowance for doubtful accounts, and to record stock-based compensation on a pro rata basis over the term of the consulting agreements. Also, the Registrant has updated its controls and procedures language described below. Other than those sections described above, all portions of this Amended Form 10-QSB remain unchanged from the Registrant's original Form 10-QSB filing for the period ending December 31, 2005, as filed with the Commission on June 28, 2006, and investors are encouraged to review the Registrant's most recent filings with the Commission for updated and current information on the operations and financial condition of the Registrant before making any investment in the Registrant.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

















PEDIATRIC PROSTHETICS, INC.
UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS


                                                                          PAGE


Unaudited Balance Sheets as of December 31, 2005 (Restated) and           F-3
    June 30, 2005 (Restated)

Unaudited Statements Of Operations for the Three and Six
    Months Ended December 31, 2005 (Restated) and 2004                    F-4

Unaudited Statement Of Stockholders' Deficit for the Six Months Ended
    December 31, 2005 (Restated)                                          F-5

Unaudited Statements Of Cash Flows for the Six Months Ended
    December 31, 2005 (Restated) and 2004                                 F-6

Notes To Unaudited Financial Statements                                   F-8



PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
DECEMBER 31, 2005 AND JUNE 30, 2005

                                                       DECEMBER 31, 2005     JUNE 30, 2005
                                                           (RESTATED)          (RESTATED)
                                                       -----------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                            $          39,322    $       29,818
  Trade accounts receivable, net                                 150,302           107,851
  Prepaid expenses and other current assets                       15,848            16,492
                                                       ----------------     --------------
     Total current assets                                        205,472           154,161

Furniture and equipment, net                                      68,302            81,229
                                                       -----------------    --------------
        Total assets                                   $         273,774    $      235,390
                                                       =================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Trade accounts payable                               $         125,925    $       89,280
  Accrued liabilities                                             53,000           183,791
  Convertible debt                                                     -           201,045
  Due to related party                                               500               500
                                                       -----------------    --------------
    Total current liabilities                                    179,425           474,616

Deferred rent                                                     14,188            14,188
                                                       -----------------    --------------
      Total liabilities                                          193,613           488,804
                                                       -----------------    --------------
Commitments and contingencies:

Stockholders' equity (deficit):
  Preferred stock, par value $0.001; authorized
    10,000,000; none issued and outstanding                        1,000             1,000
  Common stock, par value $0.001; authorized 100,000,000
    shares; issued and outstanding 99,378,452 and
    88,878,452 at December 31, 2005 and June 30, 2005,
    respectively                                                  99,378            88,878
  Additional paid-in capital                                   8,061,228         7,742,620
  Accumulated deficit                                         (8,081,445)       (8,085,912)
                                                       -----------------    --------------
      Total stockholders' equity (deficit)                        80,161          (253,414)
                                                       -----------------    --------------
        Total liabilities and
          stockholders' equity (deficit)               $         273,774    $      235,390
                                                       =================    ==============




    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                   THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                                         2005                                2005
                                                      (RESTATED)           2004            (RESTATED)               2004
                                                  ------------------    -----------     ----------------        ------------
Revenue                                           $          165,695    $   124,089     $        269,743        $    216,600
                                                  ------------------    -----------     ----------------        ------------
Operating expenses:
  Cost of sales, except for items stated
     separately below                                         73,599         27,085              110,815              47,285
  Depreciation expense                                         5,427          4,612               10,115               9,224
  Selling, general and administrative expenses               268,713      3,825,925              436,823           4,232,537
                                                  ------------------    -----------     ----------------        ------------
     Total operating expenses                                347,739      3,857,622              557,753           4,289,046
                                                  ------------------    -----------     ----------------        ------------
              Loss from operations                          (182,044)    (3,733,533)            (288,010)         (4,072,446)
                                                  ------------------    -----------     ----------------        ------------
Other income and (expense):
   Interest income                                                 -             43                    -                  83
   Interest expense                                           (9,480)          (206)             (15,511)             (7,927)
   Loss on disposal of equipment                              (2,811)             -               (2,811)                  -
   Gain on extinguishment of debt                            310,799              -              310,799                   -
                                                  ------------------    -----------     ----------------        ------------
      Other income (expense), net                            298,508           (163)             292,477              (7,844)
                                                  ------------------    -----------     ----------------        ------------
          Net income (loss)                       $          116,464    $(3,733,696)    $          4,467        $ (4,080,290)
                                                  ==================    ===========     ================        ============
Net loss per common share - basic
      and diluted                                 $             0.00    $     (0.07)    $           0.00        $      (0.09)
                                                  ==================    ===========     ================        ============
Weighted average shares of common
     stock outstanding - basic and
     diluted                                              95,954,539     51,046,750           93,481,713          46,032,175
                                                  ==================    ===========    =================        ============



    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended December 31, 2005

                                                                                               Additional
                                             Preferred Stock              Common Stock          Paid- In     Accumulated
                                          Shares         Amount       Shares         Amount     Capital        Deficit      Total
                                         ---------      ---------   ----------     ---------   ----------   ------------  ---------
Balance at June 30, 2005, as originally
     reported                            1,000,000      $   1,000   88,878,452     $  88,878   $7,742,620   $ (8,120,341) $(287,843)

Adjustment to properly recognize revenue
     and cost of services for services
     by Host Affiliates                          -              -            -             -            -         34,429     34,429
                                         ---------      ---------   ----------     ---------   ----------    -----------   --------
Balance at June 30, 2005, as restated    1,000,000          1,000   88,878,452        88,878    7,742,620     (8,085,912)  (253,414)

Common stock issued for cash                     -              -    4,500,000         4,500      205,500              -    210,000

Common stock issued for services
     to non-employees, as restated               -              -   10,000,000        10,000      109,108              -    119,108

Common stock surrendered to
     treasury by major stockholder/
     officer/director                            -              -   (4,000,000)       (4,000)       4,000              -          -

Net income, as restated                          -              -            -             -            -          4,467      4,467
                                         ---------      ---------   ----------     ---------   ----------   ------------  ---------
Balance at December 31, 2005, as
      restated                           1,000,000      $   1,000   99,378,452     $  99,378   $8,061,228   $ (8,081,445) $  80,161
                                        ==========      =========   ==========     =========   ==========   ============  =========

    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                2005
                                                             (RESTATED)      2004
                                                             ----------   -----------
Cash Flows From Operating Activities
  Net income (loss)                                          $    4,467   $(4,080,290)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation expense                                       10,115         9,224
      Loss on disposal of equipment                               2,811             -
      Stock-based compensation                                  119,108     3,934,139
      Provision for doubtful accounts                            22,921        30,000
      Gain on extinguishment of debt                           (310,799)            -
      Changes in operating assets and liabilities:
        Accounts receivable                                     (65,372)      (67,724)
        Prepaid expenses and other current assets                   644        (3,012)
        Accounts payable                                         36,645        24,520
        Accrued liabilities                                       8,964        51,611
                                                             ----------   -----------
        Net cash used by operating activities                  (170,496)     (101,532)
                                                             ----------   -----------
Cash Flows From Investing Activities
  Purchase of furniture and equipment                                 -          (322)
                                                             ----------   -----------
        Net cash used by investing activities                         -          (322)
                                                             ----------   -----------
Cash Flows From Financing Activities:
  Payment in settlement of convertible debt                     (30,000)            -
  Proceeds from common stock, net of expenses                   210,000       135,000
                                                             ----------   -----------
        Net cash provided by financing activities               180,000       135,000
                                                             ----------   -----------
Net increase (decrease) in cash and cash equivalents              9,504        33,146

Cash and cash equivalents, beginning of period                   29,818         9,110
                                                             ----------   -----------
Cash and cash equivalents, end of period                     $   39,322   $    42,256
                                                             ==========   ===========
Supplemental disclosure of cash flow information
  Cash paid for interest expense                             $   11,731   $     3,042
  Cash paid for income taxes                                          -             -


    The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL


Pediatric Prosthetics, Inc. (the "Company") is involved in the design fabrication and fitting of custom-made artificial limbs. The Company's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.


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


2. GOING CONCERN CONSIDERATIONS


Since its inception, the Company has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the six months ended December 31, 2005 and 2004, the Company had net income of $4,467 and net loss $4,080,290, respectively, and negative cash flows from operations of $170,496 and $101,532, respectively.



Operating results have produced working capital of $26,047 and stockholders' equity of only $80,161 at December 31, 2005. The Company's negative financial results and its current financial position raise substantial doubt about the Company's ability to continue as a going concern.



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



The Company's longterm viability as a going concern is dependent on certain key factors, as follows:

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

3.     RESTATEMENT


The accompanying December 31, 2005, financial statements have been restated to properly recognize revenue and cost of services for services provided by Host Affiliates and to properly amortize the cost of services provided for stock-based payments over the service period. The effect of these restatements on the accompanying financial statements is as follows:



         BALANCE SHEET

            Current assets, as previously reported                 $    169,879
              Change in current assets related to
                  receivables from host affiliates                       35,593
                                                                   ------------
              Current assets, as restated                          $    205,472
                                                                   ============
              Current liabilities, as previously reported          $    173,856
              Change in current liabilities related to
                  costs incurred by host affiliates                       5,569
                                                                   ------------
              Current liabilities, as restated                     $    179,425
                                                                   ============
              Stockholders' equity, as previously reported         $     50,137
              Change in stockholders' equity related to
                  Change in net loss                                    800,487
                  Change in accumulated deficit for
                 restatement of period ended June 30, 2005               34,429
                  Recognition of stock-based compensation
              over contractual service period                          (804,892)
                                                                   ------------
         Stockholders' equity, as restated                        $      80,161
                                                                  =============


         STATEMENT OF OPERATIONS                                  Six                   Three
                                                                 Months                 Months
                                                              -------------           ----------
         Revenue, as previously reported                      $     246,233          $   134,018
         Change in revenue related to billings by
             host affiliates                                         23,510               31,677
                                                              -------------          -----------
         Revenue, as restated                                 $     269,743          $   165,695
                                                              =============          ===========
         Operating expenses, as previously reported           $   1,334,730          $   557,066
         Change in operating expenses related to
             reduction of stock-based
             compensation for amounts not yet
             earned by the service providers                       (804,892)            (247,242)
         Change in cost of goods sold related to
             billings by host affiliates                             27,915               37,915
                                                              -------------          -----------
         Operating expenses, as restated                      $     557,753          $   347,739
                                                              =============          ===========
         Loss from operations, as previously reported         $  (1,088,497)         $  (423,048)
         Loss from operations, as restated                    $    (288,010)         $  (182,044)
         Net loss, as previously reported                     $    (796,020)         $  (124,540)
         Net Income, as restated                              $       4,467          $   116,464
         Net Income (Loss) per common share - basic
             and diluted, as previously reported              $       (0.01)         $     (0.00)
         Net Income (Loss) per common share - basic
             and diluted, as restated                         $        0.00          $      0.00

4. CONVERTIBLE DEBT


In November 2005, the Company entered into a settlement agreement regarding its convertible debt. Under the settlement agreement the Company paid $30,000 for complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest. The Company recognized a $310,799 gain on extinguishment of debt in connection with the settlement.


5. INCOME TAXES


At December 31, 2005 the Company has a net operating loss carry-forward ("NOL") of approximately $826,000 expiring through 2025. The Company has a deferred tax asset of approximately $281,000 resulting from this NOL. The loss carry-forwards related to Grant Douglas Acquisition Corporation prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both December 31, 2005 and June 30, 2005, in an amount equal to the deferred tax asset.



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



During the six months ended December 31, 2005 the Company issued 6,000,000 shares of common stock to consultants at $0.094 per share and 4,000,000 shares at $0.09 per share and recognized compensation expense of $119,108, which is included in selling, general, and administrative expenses.

COMMON STOCK SURRENDERED


On September 29, 2005, a primary stockholder/officer/director of the Company agreed to surrender 4,000,000 shares of common stock to treasury. These shares, previously issued for services in 2005, were removed from common stock at par value with an offsetting increase to additional paid-in capital.


7. SUBSEQUENT EVENTS


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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. We have made approximately sixty-one fittings since the beginning of our last fiscal year July 1, 2005 and the date of this filing. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately seven to eight fittings per month since January 2006.

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

We had $165,695 of revenue for the three months ended December 31, 2005, compared to revenue of $124,089 for the three months ended December 31, 2004, an increase in revenue of $41,606 or 33.5% from the prior year. The increase in revenue for the three months ended December 31, 2005, compared to the three months ended December 31, 2004, was mainly due to increased fees received from our Host Affiliates.


We had total operating expenses for the three months ended December 31, 2005 of $347,739, compared to total operating expenses for the three months ended
December 31, 2004 of $3,857,622, a decrease in total operating expenses of $3,509,883 or 90.9% from the prior period. The decrease in total operating expenses was mainly attributable to the $3,557,212 or 92.9% decrease in selling, general and administrative expenses to $268,713 for the three months ended December 31, 2005, compared to $3,825,925 for the three months ended December 31, 2004. The main item making up selling, general and administrative expenses for the three months ended December 31, 2004, consisted of stock based compensation. Also included in total operating expenses for the three months ended December 31, 2005 were cost of sales (except for items stated separately) of $73,599, and depreciation expense of $5,427.



The $73,599 of cost of sales for the three months ended December 31, 2005, compared to cost of sales for the three months ended December 31, 2004 of $27,085, represented an increase in costs of sales of $46,514 or 171.7% from the prior period. Cost of sales increased for the three months ended December 31, 2005, compared to the three months ended December 31, 2004 due to increased purchases of parts and components in connection with new fittings during the three months ended December 31, 2005.



Selling, general and administrative expenses as a percentage of revenue for the three months ended December 31, 2005 were 162%, compared to selling, general and administrative expenses as a percentage of revenue of 3,083% for the three months ended December 31, 2004, which, represented a decrease in selling, general and administrative expenses as a percentage of revenue of 2,921% from the prior period. This decrease was mainly due to the 33.5% increase in revenue for the three months ended December 31, 2005 and the 92.9% decrease in selling general and administrative expenses due to stock based compensation. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to costs associated with building an administrative infrastructure.



We had a loss from operations of $182,044 for the three months ended December 31, 2005, compared to a loss from operations of $3,733,533 for the three months ended December 31, 2004, a decrease in loss from operations of $3,551,489 or 95.1% from the prior year's period. The decrease in loss from operations was mainly caused by the $3,557,212 or 92.9% decrease in selling, general and administrative expenses for the three months ended December 31, 2005, compared to the three months ended December 31, 2004, which was mainly due to a large decrease in stock based compensation for the three months ended December 31, 2005, compared to the prior period.

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


We had net income of $116,464 for the three months ended December 31, 2005, compared to a net loss of $3,733,696 for the three months ended December 31, 2004, an increase in net income of $3,850,160 or 103.1% from the prior year's period. The increase in net income was mainly due to the $3,557,212 or 92.9% decrease in selling, general and administrative expenses for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, as described above; the $310,799 of gain on extinguishment of debt and the $41,606 or 33.5% increase in revenue, offset by the $46,514 or 171.7% increase in cost of sales for the three months ended December 31, 2005, compared to the three months ended December 31, 2004.


SIX  MONTHS  ENDED  DECEMBER  31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

We had revenue of $269,743 for the six months ended December 31, 2005, compared to revenue of $216,600 for the six months ended December 31, 2004, an increase in revenue of $53,143 or 24.5% from the prior year. The increase in revenue for the six months ended December 31, 2005, compared to the six months ended
December 31, 2004, was mainly due to increased fees received from our Host Affiliates.


We had total operating expenses of $557,753 for the six months ended December 31, 2005, compared to total operating expenses of $4,289,046 for the six months ended December 31, 2004, a decrease in total operating expenses of $3,731,293 or 87% from the previous year. The decrease in total operating expenses was mainly due to the $3,795,714 or 89.7% decrease in selling, general and administrative expenses, which was mainly due to a decrease in stock based compensation from the six months ended December 31, 2004 to the six months ended December 31, 2005. Also included in total operating expenses for the six months ended December 31, 2005 was depreciation expense of $10,115. Also included in total operating expenses were cost of sales of $110,815 for the six months ended December 31, 2005, compared to cost of sales of $47,285 for the six months ended December 31, 2004, an increase of $63,530 or 134.4% in cost of sales from the prior year. Costs of sales increased for the six months ended December 31, 2005, compared to the six months ended December 31, 2004 due to increased purchases of parts and components in connection with new fittings during the six months ended December 31, 2005.



Selling, general and administrative expenses, as a percentage of revenue for the six months ended December 31, 2005 were 162%, compared to selling, general and administrative expenses, as a percentage of revenue of 1,954% for the six months ended December 31, 2004, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 1,792% from the prior period. This decrease was mainly due to the 24.5% increase in revenue for the six months ended December 31, 2005 compared to the prior period, and the 89.7% decrease in selling, general and administrative expenses for the six months ended December 31, 2005, compared to the six months ended December 31, 2004, which was mainly due to decreases in stock based compensation. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.



We had a total loss from operations of $288,010 for the six months ended December 31, 2005, compared to a total loss from operations of $4,072,446 for the six months ended December 31, 2004, representing a decrease in loss from operations of $3,784,436 or 92.9%. The decrease in loss from operations was mainly caused by the $3,795,714 or 89.7% decrease in selling, general and administrative expenses from the six months ended December 31, 2004 to the six months ended December 31, 2005, as described above.


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


We had a total net income of $4,467 for the six months ended December 31, 2005, compared to a total net loss of $4,080,290 for the six months ended December 31, 2004, a decrease in net loss of $4,084,757 from the pervious year. The change from a net loss to net income was mainly due to the $3,795,714 or 89.7% decrease in selling, general and administrative expenses and the $53,143 or 24.5% increase in revenue from the six months ended December 31, 2004 to the six months ended December 31, 2005, along with the $310,799 of gain on extinguishment on debt during the six months ended December 31, 2005, offset by the $63,530 or 134.4% increase in cost of sales.


LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $273,774 as of December 31, 2005, compared with total assets of $235,390 as of the fiscal year ended June 30, 2005, which represented a $38,384 or 16.3% increase in total assets.

Total assets as of December 31, 2005, included current assets of $205,472 and non-current assets of $68,302.

We had total liabilities of $193,613 as of December 31, 2005, compared to total liabilities of $488,804 for the fiscal year ended June 30, 2005, representing a decrease in total liabilities from the fiscal year ended June 30, 2005 of $295,191 or 60.4%.

Total liabilities as of December 31, 2005 included current liabilities of $179,425 and non-current liabilities consisting of deferred rent of $14,188.

Current liabilities as of December 31, 2005 included trade accounts payable of $125,925, accrued liabilities of $53,000, which included deferred salary payable to our officers and amounts to due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date.


We had working capital of $26,047 and a total accumulated deficit of $8,081,445 as of December 31, 2005.



We had total net cash used by operating activities of $170,496 for the six months ended December 31, 2005, which was mainly due to $310,799 of gain on extinguishment on debt; and an increase of $65,372 in accounts receivable offset by $119,108 of share-based compensation, relating to 10,000,000 shares of common stock issued to consultants for marketing services in connection with such consultants making families of limb loss patients aware of the Company's services, of which 2,000,000 shares were subsequently cancelled in March 2006, by a consultant in connection with such consultants notice to the Company that he would not be able to spend as much time on the Company's marketing campaign as previously anticipated.



We had net cash provided by financing activities of $180,000 for the six months ended December 31, 2005, which included $210,000 of proceeds from the sale of 4,500,000 shares of common stock to four individuals for aggregate consideration of $210,000 offset by $30,000 of payment in settlement of convertible debt in connection with the Release, described above under "Recent Events."


On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum. The loans were originally due in May 2006, but were extended. Additionally, in December 2006, $10,000 was prepaid under one of the loans, leaving $25,000 outstanding. The remaining $25,000 owed pursuant to the loans is convertible into an aggregate of 714,286 shares of our common stock with each $0.035 outstanding under the loan convertible into one share of common stock.



On March 28, 2006, we borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note in connection with such loan. The promissory note was renewed for an additional six months, at the option of the holder, through March 2007. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30) day periods at the option of the holder.


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

We have historically been dependent on the sale of common stock for funding for our operations. In connection with such funding, we issued 4,500,000 shares of common stock at prices ranging from $0.035 to $0.05 per share during the six months ended December 31, 2005, for aggregate net proceeds of $210,000. Additionally, we issued 10,000,000 shares of common stock to consultants at an average price of $0.0934 per share during the six months ended December 31, 2005.

---------------------------------------

As of June 2006, we believe we can operate for approximately twelve (12) months due to the $600,000 (less closing costs and finders fees), we received upon the sale of certain Convertible Debentures on May 30, 2006, described above based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. We also believe that we will be able to increase our yearly advertising and marketing budget five fold, for the fiscal year ending June 30, 2006, compared to the fiscal year ending June 30, 2005, by utilizing $250,000 from both the first tranche of the funding, as well as our working capital. We also anticipate receiving approximately $900,000 in subsequent tranches in connection with such funding, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Term Sheet and a definitive agreement in connection with such Term Sheet will be reduced by fees paid to the lending source in connection with the entry into the definitive agreement and legal and accounting costs associated with our need to file and obtain effectiveness of a Form SB-2 Registration Statement to register the shares convertible into common stock in connection with the sale of a Convertible Secured Term Note and the shares issuable in connection with the exercise of warrants pursuant to the terms of the funding.

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

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.


During the fiscal years ended June 30, 2005 and 2004, we incurred net losses of $4,356,519 and $3,729,393, respectively, and experienced negative cash flows from operations of $298,454 and $312,148, respectively. During the six months ended December 31, 2005, we generated limited positive operating results as we reported a net income of $4,467 and had negative cash flows from operations of $170,496. Our losses are related to three primary factors as follows: 1) We are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 28 fitted in fiscal 2005; 2) We have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $4,020,264 and $377,000 during the years ended June 30, 2005 and 2004, respectively and charges to income of $119,108 for the six months ended December 31, 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.


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

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.


Since our inception, we have suffered significant net losses. During the six months ended December 31, 2005 and 2004, we had a small net income of $4,467 and had a net loss of $4,080,290, respectively and negative cash flows from operations of $170,496 and $101,532, respectively. Additionally, we had working capital of $26,047 and stockholders' equity of $80,161 at December 31, 2005. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.



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

ITEM 3.   CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this amended Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as they failed to properly account for the proper accrual of receivables and the presentation of sales through Host-Affiliates on a gross basis and failed to properly show gross revenue and cost of sales in this Report on Form 10-QSB as originally filed. Additionally, we failed to timely file our original Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.




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

In connection with the sale of the Debentures, we granted the various third party Purchasers Stock Purchase Warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants expire if unexercised on May 30, 2013. We claim an exemption from registration provided by Rule 506 of Regulation D for the grant of the warrants.

We also agreed to issue a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2014. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the grant for investment and not resale and we took appropriate measures to restrict transfer.

Additionally, in connection with the closing of the sale of the Debentures, described above, we agreed to grant Geoff Eiten, as a finder's fee in connection with the funding, 3,000,000 warrants to purchase shares of our common stock. The 3,000,000 warrants are exercisable into shares of our common stock as follows,
1,000,000 warrants are exercisable at $0.10 per share, 1,000,000 warrants are exercisable at $0.20 per share, and 1,000,000 warrants are exercisable at $0.30 per share. The warrants granted to Mr. Eiten expire if unexercised on May 11, 2007. We claim an exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the grant for investment and not resale and we took appropriate measures to restrict transfer.

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

    10.2(3)               Settlement Agreement with Secured Releases, LLC

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


(3) Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the Commission on July 5, 2006, and incorporated herein by reference.


b)     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEDIATRIC PROSTHETICS, INC.

DATED: December 21, 2006             By: /s/ Linda Putback-Bean
                                      ------------------------
                                      Linda Putback-Bean
                                      Chief Executive Officer