Form 10QSB/A
period 2006-03-31
PEDIATRIC PROSTHETICS INC
filed 2006-12-22
CIK 1280894

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


The Registrant is filing this Amended Report on Form 10-QSB, to include restated financial statements for the three and nine months ended March 31, 2006; to update its comparison of operating results for the three and nine months ended March 31, 2006, compared to the three and nine months ended March 31, 2005; and to update its liquidity and capital resources discussion in connection with the revised financial statements contained herein. Additionally, all of the references to financial numbers relating to March 31, 2006 included in this amended filing have been updated throughout with the restated financial information contained herein. Specifically, the Registrant's financial statements were restated to reflect the proper accrual of receivables and the presentation of sales through Host-Affiliates on a gross basis, to properly show gross revenue and cost of sales, to include allowance for doubtful accounts related to Host-Affiliate receivables, to properly account for the treatment of certain shares of common stock issued in connection with various service contracts and agreements including Global Media (as described below), to correct the accounting treatment of certain securities containing beneficial conversion features described herein, and to provide for the correct accounting treatment in connection with the return and cancellation of certain shares of common stock issued to a consultant of the Registrant. Also, the Registrant has updated its controls and procedures language described below as of March 31, 2006. Other than those sections described above, all portions of this Amended Form 10-QSB remain unchanged from the Registrant's original Form 10-QSB filing for the period ending March 31, 2006, as filed with the Commission on July 5, 2006, and investors are encouraged to review the Registrant's most recent filings with the Commission for updated and current information on the operations and financial condition of the Registrant before making any investment in the Registrant.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


PEDIATRIC PROSTHETICS, INC.
UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS


                                                                        PAGE


Unaudited Balance Sheets as of March 31, 2006 (Restated) and             F-3
      June 30, 2005 (Restated)

Unaudited Statements Of Operations for the Three and Nine
      Months Ended March 31, 2006 (Restated) and 2005                    F-4

Unaudited Statement Of Stockholders' Deficit for the Nine Months Ended
      March 31, 2006 (Restated)                                          F-5

Unaudited Statements Of Cash Flows for the Nine Months Ended
      March 31, 2006 (Restated) and 2005                                 F-6


Notes To Unaudited Financial Statements                                  F-7


PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005

                                                          MARCH 31, 2006    JUNE 30, 2005
                                                           (RESTATED)        (RESTATED)
                                                          --------------    -------------
ASSETS
Current assets:
  Cash  and cash equivalents                              $        4,548   $       29,818
  Trade accounts receivable, net                                 240,652          107,851
  Prepaid expenses and other current assets                       15,848           16,492
                                                          --------------   --------------
     Total current assets                                        261,048          154,161

Furniture and equipment, net                                      63,245           81,229
                                                          --------------   --------------
        Total assets                                      $      324,293   $      235,390
                                                          ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable, net of debt discount of $23,333          $       11,667   $            -
  Trade accounts payable                                         153,949           89,280
  Accrued liabilities                                             66,280          183,791
  Convertible debt                                                     -          201,045
  Due to related party                                               500              500
                                                          --------------   --------------
    Total current liabilities                                    232,396          474,616

Deferred rent                                                     13,280           14,188
                                                          --------------   --------------
      Total liabilities                                          245,676          488,804
                                                          --------------   --------------
Commitments and contingencies:

Stockholders' equity (deficit):
  Preferred stock, par value $0.001; authorized
    10,000,000; 1,000,000 issued and outstanding                  1,000            1,000
  Common stock, par value $0.001; authorized 100,000,000
    shares; issued and outstanding 97,828,452 and
    88,878,452 at March 31, 2006 and June 30, 2005,
    respectively                                                  97,828           88,878
  Additional paid-in capital                                   8,253,544        7,742,620
  Accumulated deficit                                         (8,273,755)      (8,085,912)
                                                          --------------   --------------
      Total stockholders' equity (deficit)                        78,617         (253,414)
                                                          --------------   --------------
        Total liabilities and
           stockholders' equity (deficit)                 $      324,293   $      235,390
                                                          ==============   ==============


    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       MARCH 31,                   MARCH 31,
                                                  2006          2005         2006              2005
                                                ---------     ---------    ---------       -----------
                                               (RESTATED)                  (RESTATED)

Revenue                                        $  265,620     $  54,457     $ 535,363      $   271,057
                                               ----------     ---------     ---------      -----------
Operating expenses:
  Cost of sales, except for items stated
    separately below                               29,845        50,102       140,660           97,387
  Depreciation expense                              5,059         5,427        15,174           14,651
  Selling, general and administrative expenses    410,171       222,226       846,994        4,454,763
                                               ----------     ---------     ---------      -----------
   Total operating expenses                       445,075       277,755     1,002,828        4,566,801
                                               ----------     ---------     ---------      -----------
        Loss from operations                     (179,455)     (223,298)     (467,465)      (4,295,744)
                                               ----------     ---------     ---------      -----------
Other income and (expense):
  Interest income                                       4             -             4               83
  Interest expense                                (12,859)       (8,674)      (28,370)         (16,601)
  Loss on disposal of equipment                         -             -        (2,811)               -
  Gain on extinguishment of debt                        -             -       310,799                -
                                               ----------     ---------     ---------      -----------
        Other income (expense), net               (12,855)       (8,674)      279,622          (16,518)
                                               ----------     ---------     ---------      -----------
              Net loss                         $ (192,310)    $(231,972)    $(187,843)     $(4,312,262)
                                               ==========     =========     =========      ===========
Net loss per common share - basic
  and diluted                                  $    (0.00)    $   (0.00)    $   (0.00)     $     (0.07)
                                               ==========     =========     =========      ===========
Weighted average shares of common
  stock outstanding - basic and
   diluted                                     99,108,452    86,168,508    95,581,737       59,215,642
                                               ==========    ==========    ==========      ===========



    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended March 31, 2006


                                                                                             Additional
                                             Preferred Stock              Common Stock         Paid-In   Accumulated
                                          Shares         Amount      Shares         Amount     Capital     Deficit         Total
                                        ---------       -------   -----------      --------   ----------  ----------     ---------

Balance at June 30, 2005,
   as originally reported               1,000,000       $ 1,000    88,878,452      $ 88,878   $7,742,620  $(8,120,341)   $(287,843)

Adjustment to properly recognize
   revenue and cost of services
   for services by Host Affiliates              -             -             -             -            -       34,429       34,429
                                        ---------       -------    ----------      --------   ----------  -----------    ---------
Balance at June 30, 2005, as restated   1,000,000         1,000    88,878,452        88,878    7,742,620   (8,085,912)    (253,414)

Common stock issued for cash                    -             -     4,700,000         4,700      215,300            -      220,000

Common stock issued for services
     to non-employees
     employees                                  -             -     8,250,000         8,250      256,624            -      264,874

Common stock surrendered to
     treasury by major stockholder/
     officer/director                           -             -    (4,000,000)       (4,000)       4,000            -            -

Debt Discount on convertible notes              -             -             -             -       35,000            -       35,000

Net loss, as restated                           -             -             -             -            -     (187,843)    (187,843)
                                        ---------       -------   -----------      --------   ----------  -----------    ---------
Balance at March 31, 2006               1,000,000       $ 1,000    97,828,452      $ 97,828   $8,253,544  $(8,273,755)   $  78,617
                                        =========       =======   ===========      ========   ==========  ============   =========


    The accompanying notes are an integral part of these financial statements


PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                               2006
                                                            (RESTATED)      2005
                                                            ---------   -----------
Cash Flows From Operating Activities
  Net income (loss)                                         $(187,843)  $(4,312,262)
  Adjustments to reconcile net loss to net cash used by
    operating activities
    Depreciation expense                                       15,174        14,651
    Loss on disposal of equipment                               2,811             -
    Deferred rent                                                (908)            -
    Share-based compensation                                  264,874     4,017,514
    Amortization of debt discount                              11,667             -
    Provision for doubtful accounts                            36,921        37,000
    Gain on extinguishment of debt                           (310,799)            -
    Changes in operating assets and liabilities:
      Accounts receivable                                    (169,723)      (30,099)
      Prepaid expenses and other current assets                   644        (3,011)
      Accounts payable                                         64,669         7,761
      Accrued liabilities                                      22,243        52,194
                                                            ---------   -----------
        Net cash used by operating activities                (250,270)     (216,252)
                                                            ---------   -----------
Cash Flows From Investing Activities
  Purchase of furniture and equipment                               -          (387)
                                                            ---------   -----------
        Net cash used by investing activities                       -          (387)
                                                            ---------   -----------
Cash Flows From Financing Activities:
  Payment in settlement of convertible debt                   (30,000)            -
  Proceeds from issuance of debt                               35,000             -
  Proceeds from common stock, net of expenses                 220,000       271,500
                                                            ---------   -----------
        Net cash provided by financing activities             225,000       271,500
                                                            ---------   -----------
Net increase (decrease) in cash and cash equivalents          (25,270)       54,861

Cash and cash equivalents, beginning of period                 29,818         9,110
                                                            ---------   -----------
Cash and cash equivalents, end of period                    $   4,548   $    63,971
                                                            =========   ===========
Supplemental disclosure of cash flow information
  Cash paid for interest expense                            $  12,107   $     3,042
  Cash paid for income taxes                                        -             -





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

2.   GOING  CONCERN  CONSIDERATIONS


     Since its inception, the Company has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the nine months ended March 31, 2006 and 2005, the Company had net losses of $187,843 and $4,312,262, respectively, and negative cash flows from operations of $250,270 and $216,252, respectively.



     Negative operating results have resulted in a working capital balance of $28,652 and stockholders' equity of only $78,617 at March 31, 2006. The Company's negative financial results and its current financial position raise substantial doubt about the Company's ability to continue as a going concern.


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

3.   RESTATEMENT

     The accompanying March 31, 2006, financial statements have been restated to properly recognize revenue and cost of services for services provided by Host Affiliates and to properly amortize the cost of services provided for stock-based payments over the service period. The effect of these restatements on the accompanying financial statements is as follows:


         BALANCE SHEET
         -------------

         Current assets, as previously reported                   $    236,492
         Change in current assets related to
            receivables from host affiliates                            24,556
                                                                  ------------
         Current assets, as restated                              $    261,048
                                                                  ============

         Current liabilities, as previously reported              $    270,788

         Change in current liabilities related to
             costs incurred by host affiliates                           5,774

         Change to unamortized debt discount balance                   (23,333)

         Change in current liabilities related to
             stock-based compensation that was expensed
             based on service period of contract                       (20,833)
                                                                  ------------
         Current liabilities, as restated                         $    232,396
                                                                  ============

         Stockholders' equity, as previously reported             $     15,669
         Change in stockholders' equity related to

             Change in net loss                                        492,145

             Change in accumulated deficit for restatement
                  of period ended June 30, 2005                         34,429

             Change to record debt discount on notes
                  with beneficial conversion feature                   (35,000)

             Recognition of stock-based compensation
                  over contractual service period                     (428,626)
                                                                  ------------
         Stockholders' equity, as restated                        $     78,617
                                                                  ============



        STATEMENT OF OPERATIONS                                         Nine     Three
                                                                       Months    Months
                                                                  ------------  ----------
         Revenue, as previously reported                          $    479,182  $  232,949

         Change in revenue related to billings by
            host affiliates                                             56,181      32,671
                                                                  ------------  ----------
         Revenue, as restated                                     $    535,363  $  265,620
                                                                  ============  ==========

         Operating expenses, as previously reported               $  1,450,459  $  105,714

         Change in operating expenses related to:

             reduction of stock-based compensation
               for amounts not yet earned by the
               service providers                                      (519,459)    295,448

            Change in provision for doubtful accounts
              to more accurately match the
              provision with related revenue                            40,396      40,396

         Change in cost of goods sold related to gross-up
             billings by host affiliates                                31,432       3,517
                                                                  ------------  ----------
         Operating expenses, as restated                          $  1,002,828  $  445,075
                                                                  ============  ==========

         Other income (expense), as previously reported           $    291,289  $   (1,188)

             Change in other income (expense) to record
               amortization of debt discount                           (11,667)    (11,667)
                                                                  ------------  -----------
         Other income (expense), as restated                      $    279,622  $  (12,855)
                                                                  ============  ===========

         Income (loss) from operations, as
           previously reported                                    $   (971,277) $   127,220
                                                                  ============  ===========
         Loss from operations, as restated                        $   (467,465) $  (179,455)
                                                                  ============  ===========
         Net income (loss), as previously reported                $   (679,988) $   126,032
                                                                  ============  ===========
         Net income, as restated                                  $   (187,843) $  (192,310)
                                                                  ============  ===========
         Net income (Loss) per common share - basic
           and diluted, as previously reported                    $      (0.01) $     (0.00)
                                                                  ============  ===========
         Net income (Loss) per common share - basic
           and diluted, as restated                               $      (0.00) $     (0.00)
                                                                  ============  ===========


4.   CONVERTIBLE  DEBT

     In November 2005, the Company entered into a settlement agreement regarding its convertible debt. Under the settlement agreement the Company paid $30,000 for complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest. The Company recognized a $310,799 gain on extinguishment of debt in connection with the settlement.


5.   NOTES  PAYABLE


     On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and are due sixty (60) days from the date the money was loaned, renewable for additional sixty (60) day periods at the option of the individuals. Additionally, both loans are convertible into 1,000,000 shares of our common stock at the rate of one share for each $0.035 owed. The conversion price at the time the notes were issued created a beneficial conversion feature that discounted the notes 100%. Amortization of the discount for the nine months ended March 31, 2006 was $11,667.


     On March 28, 2006, we borrowed $50,000 from shareholders of the Company, and issued those individuals a promissory note in connection with such loan. Although the promissory note was entered into on March 28, 2006, the promissory note was not funded until April 2006, and as a result, the $50,000 has not been included in the Company's March 31, 2006, financial statements. The promissory note bears interest at the rate of 12% per annum, and is due and payable on September 29, 2006. The promissory note may also be renewed for additional thirty (30 day periods at the option of the holder. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholders also have 1,428,571 outstanding warrants with the Company, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.


6.   INCOME  TAXES


     At March 31, 2006 the Company has a net operating loss carry-forward ("NOL") of approximately $925,000 expiring through 2025. The Company has a deferred tax asset of approximately $314,000 resulting from this NOL. The loss carry-forwards relating to Grant Douglas Acquisition Corp. prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both March 31, 2006 and June 30, 2005, in an amount equal to the deferred tax asset.


     The difference between the benefit for income taxes and the 34% federal statutory rate for the three months ended March 31, 2006, relates primarily to non-deductible share-based compensation and increases in the valuation allowance for deferred tax assets.


7.   STOCKHOLDERS' EQUITY

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

     COMMON STOCK ISSUED FOR SERVICES


     During the nine months ended March 31, 2006, the Company issued 8,250,000 shares of common to consultants stock at prices ranging from $0.07 to $0.095 per share and recognized stock based compensation of $264,874.



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

8.   SUBSEQUENT EVENTS

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

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005


We had $265,620 of revenue for the three months ended March 31, 2006, compared to revenue of $54,457 for the three months ended March 31, 2005, an increase in revenue of $211,163 or 387.8% from the prior period. The increase in revenue for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, as well as a significant number of re-fittings of existing patients due to such patients physical growth.

We had total operating expenses for the three months ended March 31, 2006 of $445,075, compared to total operating expenses for the three months ended March 31, 2005 of $277,755, an increase in total operating expenses of $167,320 or 60.2% from the prior period. The increase in total operating expenses was mainly attributable to the $187,945 or 84.6% increase in selling, general and administrative expenses, to $410,171 for the three months ended March 31, 2006, compared to $222,226 for the three months ended March 31, 2005, which increase was mainly attributable to stock based compensation during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, and the $20,257 or 40.4% decrease in cost of sales, to $29,845 for the three months ended March 31, 2006, compared to $50,102 for the three months ended March 31, 2005. The decrease in costs of sales was due to a larger number of re-fittings of prosthetic limbs during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, which re-fittings require fewer electronic components than new fittings. Also included in total operating expenses for the three months ended March 31, 2006 was depreciation expense of $5,059.



Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2006 were 154%, compared to selling, general and administrative expenses as a percentage of revenue of 408% for the three months ended March 31, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 254% from the prior period. This decrease was mainly due to the 387.8% increase in revenue from the three months ended March 31, 2005, to the three months ended March 31, 2006, offset by the 84.6% increase in selling, general and administrative expenses over the same period. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.



We had loss from operations of $179,455 for the three months ended March 31, 2006, compared to a loss from operations of $223,298 for the three months ended March 31, 2005, a decrease in loss from operations of $43,843 or 19.6% from the prior year's period. The decrease in loss from operations was mainly caused by the 387.8% increase in revenue offset by the 60.2% increase in total operating expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.



We had total other expense of $12,855 for the three months ended March 31, 2006, compared to total other expense of $8,674 for the three months ended March 31, 2005, an increase of $4,181 or 48.2% from the prior period, which increase was due to a $4,185 or 48.2% increase in interest expense for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, which increase was mainly due to the amortization of the debt discount on our outstanding loans during the three months ended March 31, 2006, as described below.



We had a net loss of $192,310 for the three months ended March 31, 2006, compared to a net loss of $231,972 for the three months ended March 31, 2005, a decrease in net loss of $39,662 or 17% from the prior year's period. The decrease in net loss was mainly caused by the 387.8% increase in revenue offset by the 60.2% increase in total operating expenses and the 48.2% increase in other expenses for the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005


We had revenue of $535,363 for the nine months ended March 31, 2006, compared to revenue of $271,057 for the nine months ended March 31, 2005, an increase in revenue of $264,306 or 97.5% from the prior period. The increase in revenue for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, as well as a significant number of re-fittings of existing patients due to such patients physical growth.



We had total operating expenses of $1,002,828 for the nine months ended March 31, 2006, compared to total operating expenses of $4,566,801 for the nine months ended March 31, 2005, a decrease in total operating expenses of $3,563,973 or 78% from the previous year's period. The decrease in total operating expenses was mainly due to the $3,607,769 or 81% decrease in selling, general and administrative expenses, which amount included share-based compensation, to $846,994 for the nine months ended March 31, 2006, from $4,454,763 for the nine months ended March 31, 2005, which decrease was caused by less shares being issued for services to consultants and employees for the nine months ended March 31, 2006, compared to the prior year's period. Additionally included in total operating expenses for the nine months ended March 31, 2006 was depreciation expense of $15,174. Also included in total operating expenses was cost of sales of $140,660 for the nine months ended March 31, 2006, compared to cost of sales of $97,387 for the nine months ended March 31, 2005, an increase of $43,273 or 44.4% in cost of sales from the prior year's period. Costs of sales increased for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005 due to increased purchases of parts and components during the nine months ended March 31, 2006.



Selling, general and administrative expenses as a percentage of revenue for the nine months ended March 31, 2006 were 158%, compared to selling, general and administrative expenses as a percentage of revenue of 1,643% for the nine months ended March 31, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 1,485% from the prior year's period. This decrease was mainly due to the 97.5% increase in revenue for the nine months ended March 31, 2006 and the 78% decrease in total operating expenses for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.



We had a total loss from operations of $467,465 for the nine months ended March 31, 2006, compared to a total loss from operations of $4,295,744 for the nine months ended March 31, 2005, a decrease in loss from operations of $3,828,279 or 89.1% from the prior year's period. The decrease in loss from operations was mainly caused by the $3,607,769 or 81% decrease in selling, general and administrative expenses from the nine months ended March 31, 2005 to the nine months ended March 31, 2006.

We had total other income of $279,622 for the nine months ended March 31, 2006, compared to total other expense of $16,518 for the nine months ended March 31, 2005, which represented an increase in other income of $296,140 for the nine months ended March 31, 2006. The change from a net other expense to net other income was mainly due to a $310,799 gain on extinguishment of debt for the nine months ended March 31, 2006. In November 2005, we entered into a Settlement Agreement and Release with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the nine months ended March 31, 2006.



We had a total net loss of $187,843 for the nine months ended March 31, 2006, compared to a total net loss of $4,312,262 for the nine months ended March 31, 2005, a decrease in net loss of $4,124,419 or 95.6% from the previous year's period. The decrease in net loss was mainly due to the 3,607,769 or 81% decrease in selling, general and administrative expenses, the $310,799 of gain on extinguishment on debt, and the $296,140 increase in other income from the nine months ended March 31, 2005 to the nine months ended March 31, 2006, offset by the $43,273 or 44.4% increase in cost of sales over the same periods.


LIQUIDITY AND CAPITAL RESOURCES


We had total assets of $324,293 as of March 31, 2006, compared with total assets of $235,390 as of the fiscal year ended June 30, 2005, which represented an $88,903 or 37.8% increase in total assets.



Total assets as of March 31, 2006, included current assets of $261,048 and furniture and equipment, net of accumulated depreciation of $63,245. Current assets included cash and cash equivalents of $4,548, trade and accounts receivable, net of $240,652, and prepaid expenses and other current assets of $15,848.



We had total liabilities of $245,676 as of March 31, 2006, compared to total liabilities of $488,804 for the fiscal year ended June 30, 2005, representing a decrease in total liabilities from the fiscal year ended June 30, 2005 of $243,128 or 49.7%.



Total liabilities as of March 31, 2006 included current liabilities of $232,396 and non-current liabilities consisting of deferred rent of $13,280.



Current liabilities as of March 31, 2006 included trade accounts payable of $153,949, accrued liabilities of $66,280; which included deferred salary payable to our officers; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; and notes payable of $11,667 ($35,000, net of debt discount of $23,333), which does not include the $50,000 loan described below, which loan was entered into in March 2006, but funded in April 2006.



On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in May, but have since been extended. In December 2006, $10,000 was repaid on one of the loans, leaving $25,000 outstanding under the loans as of the date of this report. Additionally, the remaining $25,000 owed pursuant to the loans are convertible into an aggregate of 714,286 shares of our common stock, with each $0.035 of each outstanding loan being able to convert into one share of our common stock.



On March 28, 2006, we borrowed $50,000 from a shareholder of the Company, and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006. The promissory note was renewed for an additional six months, at the option of the holder, through March 2007. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder also received as consideration for the $50,000 promissory note, 1,428,571 warrants, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.



We had working capital of $28,652 and a total accumulated deficit of $8,273,755 as of March 31, 2006.



We had total net cash used by operating activities of $250,270 for the nine months ended March 31, 2006, which was mainly due to $187,843 of net loss, $310,799 of gain on extinguishment of debt and $169,723 of accounts receivable; offset by $264,874 of share based compensation, which included 10,000,000 shares of common stock issued to consultants for services in connection with such consultants making families of limb loss patients aware of the Company's services, of which 2,000,000 shares were subsequently cancelled by a consultant in connection with such consultant's notice to the Company that he would not be able to spend as much time on the Company's marketing campaign as previously anticipated, and $36,921 of provision for bad debts.



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



We have historically been dependent on the sale of common stock for funding for our operations. In connection with such funding, we issued 4,500,000 shares of common stock at prices ranging from $0.035 to $0.05 per share during the nine months ended March 31, 2006, for aggregate net proceeds of $220,000. Additionally, we issued 10,000,000 shares of common stock to consultants ranging from $0.07 and $0.095 per share during the nine months ended March 31, 2006 and recognized compensation expense of $264,874.



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

WE HAVE EXPERIENCED RECENT SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.


During the fiscal years ended June 30, 2005 and 2004, we incurred net losses of $4,356,519 and $3,729,393, respectively, and experienced negative cash flows from operations of $298,454 and $312,148, respectively. During the nine months ended March 31, 2006, we continued to experience negative operating results as we reported a net loss of $187,843 and had negative cash flows from operations of $250,270. Our losses are related to three primary factors as follows: 1) We are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 28 fitted in fiscal 2005; 2) We have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in significant charges to income, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.


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

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.


Since our inception, we have suffered significant net losses. During the nine months ended March 31, 2006 and 2005, we had net losses of $187,843 and $4,312,262, respectively and net cash used by operating activities of $250,270 and $216,252, respectively. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.


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

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this amended Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as we failed to properly account for certain consulting agreements disclosed herein, failed to properly report the accrual of receivables and the presentation of sales through Host-Affiliates on a gross basis, failed to properly account for certain derivative liabilities included herein, failed to properly account for the return and cancellation of certain shares of common stock by a consultant of the company, and failed to properly show gross revenue and cost of sales in this Report on Form 10-QSB as originally filed. Additionally, we failed to timely file our original Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005, as well as for the quarter ended March 31, 2006. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

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

We also agreed to grant a finder, Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), a finder's fee in connection with the funding which included warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. The Lionheart warrants expire if unexercised on May 30, 2013. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, since the foregoing transaction did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

DATED: December 22, 2006


                                   By: /s/ Kenneth W. Bean
                                      ---------------------------
                                      Kenneth W. Bean
                                      Principal Financial Officer