Form 10QSB
period 2006-12-31
PEDIATRIC PROSTHETICS INC
filed 2007-02-20
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 000-51804

PEDIATRIC PROSTHETICS, INC.
(Exact name of small business issuer as specified in its charter)

IDAHO	68-0566694
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12926 Willow Chase Drive, Houston, Texas 77070
(Address of principal executive offices)

(281) 897-1108
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of February 5, 2007, 98,274,889 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PEDIATRIC PROSTHETICS, INC.
UNAUDITED FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2006 and 2005

PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS

Page

Unaudited Balance Sheets as of December 31, 2006 and June 30, 2006	F-3

Unaudited Statements Of Operations for the three and six
months ended December 31, 2006 and 2005	F-4

Unaudited Statement Of Changes in Stockholders’ Deficit for the six months ended
December 31, 2006	F-5

Unaudited Statements Of Cash Flows for six months ended
December 31, 2006 and 2005	F-6

Notes To Unaudited Financial Statements	F-7

F-2

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
December 31, 2006 and June 30, 2006

	December 31, 2006	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$22,857	$274,641
Trade accounts receivable, net	380,393	268,642
Prepaid expenses and other current assets	11,825	13,396
Current portion of deferred financing costs, net	119,665	109,693

Total current assets	534,740	666,372

Furniture and equipment, net	58,954	59,138
Deferred financing costs	169,530	239,334

Total assets	$763,224	$964,844

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade accounts payable	$196,511	$143,167
Accrued liabilities	268,079	257,680
Current portion of convertible debt, net of discount of
$25,000 at June 30, 2006	75,000	60,000
Due to related party	500	500
Derivative financial instruments	2,766,164	5,119,365

Total current liabilities	3,306,254	5,580,712

Convertible debt, net of discount of $543,358 and $592,716 at
December 31, 2006 and June 30, 2006, respectively	56,642	7,284
Deferred rent	11,871	12,575

Total liabilities	3,374,767	5,600,571

Commitments and contingencies:

Stockholders' deficit:
Preferred stock, par value $0.001; authorized
10,000,000; 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.001; authorized 100,000,000
shares; issued and outstanding 98,274,889 shares	98,275	98,275
Additional paid-in capital	8,210,615	7,764,327
Accumulated deficit	(10,921,433)	(12,499,329)

Total stockholders’ deficit	(2,611,543)	(4,635,727)

Total liabilities and stockholders' deficit	$763,224	$964,844

The accompanying notes are an integral part of these financial statements
F-3

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2006 and 2005

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	$241,138	$165,695	$436,368	$269,743

Operating expenses:
Cost of sales, except for items
stated separately below	35,640	73,599	111,641	110,815
Selling, general and
administrative expenses	385,212	268,713	928,451	436,823
Depreciation expense	6,038	5,427	11,997	10,115

Total operating expenses	426,890	347,739	1,052,089	557,753

Loss from operations	(185,752)	(182,044)	(615,721)	(288,010)

Other income and (expenses):
Interest income	-	-	1	-
Interest expense	(69,093)	(9,480)	(159,585)	(15,511)
Loss on disposal of equipment	-	(2,811)	-	(2,811)
Gain on extinguishment of debt	-	310,799	-	310,799
Change in value of derivative
financial instruments	1,150,661	-	2,353,201	-

Total other income, net	1,081,568	298,508	2,193,617	292,477

Net income	$895,816	$116,464	$1,577,896	$4,467

Net income per common share - basic
and diluted	$0.01	$0.00	$0.02	$0.00

Weighted average shares of common
stock outstanding - basic and diluted	98,274,889	95,954,539	98,274,889	93,481,713

The accompanying notes are an integral part of these financial statements
F-4

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended December 31, 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	1,000,000	$1,000	98,274,889	$98,275	$7,764,327	$(12,499,329)	$(4,635,727)

Amortization of stock-based
compensation	-	-	-	-	446,288	-	446,288

Net income	-	-	-	-	-	1,577,896	1,577,896

Balance at March 31, 2006	1,000,000	$1,000	98,274,889	$98,275	$8,210,615	$(10,921,433)	$(2,611,543)

The accompanying notes are an integral part of these financial statements
F-5

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2005

	2006	2005

Cash Flows From Operating Activities
Net income	$1,577,896	$4,467
Adjustments to reconcile net income to net cash used by
operating activities
Depreciation expense	11,997	10,115
Loss on disposal of equipment	-	2,811
Deferred rent	(704)	-
Stock-based compensation	446,288	119,108
Provision for doubtful accounts	15,838	22,921
Amortization of debt issue costs	134,190	-
Change in value of derivative financial instruments	(2,353,201)	-
Gain on extinguishment of debt	-	(310,799)
Changes in operating assets and liabilities:
Accounts receivable	(127,589)	(65,372)
Prepaid expenses and other current assets	1,571	644
Accounts payable	53,344	36,645
Accrued liabilities	10,399	8,964

Net cash used by operating activities	(229,971)	(170,496)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(11,813)	-

Net cash used by investing activities	(11,813)	-

Cash Flows From Financing Activities:
Payment in settlement of convertible debt	-	(30,000)
Payment of convertible debt	(10,000)	-
Proceeds from common stock, net of expenses	-	210,000

Net cash provided (used) by financing activities	(10,000)	180,000

Net increase (decrease) in cash and cash equivalents	(251,784)	9,504

Cash and cash equivalents, beginning of period	274,641	29,818

Cash and cash equivalents, end of period	$22,857	$39,322

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$3,000	$11,731
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements
F-6

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

GENERAL

Pediatric Prosthetics, Inc. ("Pediatric") is a company involved in the design, fabrication and fitting of custom-made artificial limbs. Pediatric's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP")requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein have been prepared by Pediatric pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Pediatric believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Pediatric's 2006 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2007.

2.  GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the years ended June 30, 2006 and 2005, Pediatric reported net losses of $4,413,417 and $4,356,519, respectively, and negative cash flows from operations of $436,226 and $298,454, respectively. For the six months ended December 31, 2006 Pediatric reported net income of $1,577,896 and negative cash flows from operations of $229,971.

Although Pediatric has net income of $1,571,896 for the six months ended December 31, 2006, such net income was the result of changes in the value of derivative financial instruments and not the result of core operations. Negative operating results have produced a working capital deficit of $2,771,514 and a stockholders' deficit of $2,611,543 at December 31, 2006. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

F-7

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.  GOING CONCERN CONSIDERATIONS, continued

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

Pediatirc's long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pediatric's ability to obtain adequate sources of outside financing to support near term operations and to allow Pediatric to continue forward with current strategic plans.

•	Pediatric's ability to increase its customer base and broaden its service capabilities.

•	Pediatric's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

F-8

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

Pediatric Prosthetics, Inc. (the "Company," “we,” and “us”) is engaged in the custom fitting and fabrication of custom made prosthetic limbs for both upper and lower extremities to infants and children throughout the United States. We also provide our services to families from the international community when the parents can bring the child to the United States for fitting. We buy manufactured components from a number of manufacturers and combine those components to fabricate custom measured, fitted and designed prosthetic limbs for our patients. We also create "anatomically form-fitted suspension sockets" that allow the prosthetic limbs to fit comfortably and securely with each patient's unique residual limb. These suspension sockets must be hand crafted to mirror the surface contours of a patient's residual limb, and must be dynamically compatible with the underlying bone, tendon, ligament, and muscle structures in the residual limb.

We are accredited by the Texas Department of Health as a fully accredited prosthetics provider. We began operations as a fully accredited prosthetic facility on March 18, 2004.

We have a website at www.kidscanplay.com, which contains information which we do not desire to be incorporated by reference into this filing.

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven fittings and from January 1, 2006, until June 30, 2006, we made approximately thirty-six fittings, and from July 1, 2006 until February 15, 2007, we made approximately thirty-nine fittings, two of which were pro bono. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately five to six fittings per month since January 2006.

History of the Company

We were formed as an Idaho corporation on January 29, 1954, under the name Uranium Mines, Inc. From January 1954 onward, we experienced various restructurings and name changes, including a name change effective March 9, 2001, to Grant Douglas Acquisition Corp. On October 10, 2003, a separate Texas corporation Pediatric Prosthetics, Inc. ("Pediatric Texas"), entered into an acquisition agreement with us, whereby Pediatric Texas agreed to exchange 100% of its outstanding stock for 8,011,390 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (the "Exchange"). We remained as the surviving accounting entity following the Exchange and Grant Douglas Acquisition Corp., the surviving legal entity, adopted a name change to Pediatric Prosthetics, Inc. on October 31, 2003 in connection with the Exchange. In connection with the Exchange, the shareholders of Pediatric Texas (who became our shareholders subsequent to the Exchange) agreed to assume $443,632 in liabilities related to the assumption of a $350,000 convertible note and $93,632 of accrued interest on such note that was held by us prior to the Exchange. From November 2003 through June of 2005 we repaid $148,955 of note principal through the issuance of common stock with a fair market value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt. During the year ended June 30, 2006, we negotiated the extinguishment of the remaining convertible note of $201,045 and accrued interest of $139,754 for a one time cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.

We had been a non-operating, non-reporting, corporate shell, without assets or operations since February 6, 2001, but had traded our common stock on the Pinksheets under the symbol "GDRG," prior to the Exchange, and had limited operations, consisting solely of hiring Dan Morgan, our current Vice President and Chief Prosthestist, and seeking a merger and/or acquisition candidate, and had no sales and made no fittings, prior to February 6, 2001. We had not been a reporting company prior to the share exchange. We entered into the Exchange to acquire an operating business, Pediatric, and the shareholders of Pediatric entered into the Exchange to trade Pediatric's common stock on the Pinksheets.

Pediatric, the Texas corporation, had limited operations prior to the share exchange with us through a partnership solely controlled by the owners of Pediatric. Upon the initial funding following the share exchange, in November of 2003 we began start-up activities associated with establishing a prosthetics "patient-care facility" according to the regulations set forth by the Texas Department of Health. We also began recruiting our core team of employees, equipping our prosthesis manufacturing laboratory, and building out and furnishing our facility at 12926 Willow Chase Drive in Houston, Texas, in compliance with the Texas Board of Health and local occupancy permit requirements. Our "patient-care facility" was approved and accredited by the Texas Board of Health on March 18, 2004. We were approved at that time for the clinical fitting of and fabrication of prosthetic devices for the general public, and for the billing of third party payors, such as health insurance companies for those services.

SERVICE AGREEMENT WITH GLOBAL MEDIA

In February 2006, the Company entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company, which Global has guaranteed will be placed in at least 400 radio stations. In consideration for executing the Service Agreement, the Company issued Global 250,000 restricted shares of common stock in March 2006. The terms of the agreement call for the Company to issue Global a remaining value of shares equal to $125,000, which will to be paid by issuances of common stock on May 1, 2006, August 1, 2006, November 1, 2006 and February 1, 2007, which shares we anticipate issuing once we are able to increase our authorized but unissued shares of common stock, as described herein. The Service Agreement provides that the Company will issue shares based on the contract payments of $28,125 per payment; however the agreement contains a stock valuation provision that will provide Global with shares that are discounted by 10% of the five day average quoted market prices prior to the issuance dates, therefore Global will receive common stock valued at $31,250 per installment. We also granted Global piggyback registration rights in connection with the shares issued to Global pursuant to the Service Agreement. If we fail to issue Global any consideration owed pursuant to the Service Agreement when due, Global may terminate the Service Agreement with thirty (30) days written notice to us at which time Global will keep all consideration issued as of that date. We have the right to cancel the Service Agreement at anytime with thirty (30) days written notice to Global, at which time Global will keep all consideration issued as of that date.

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

MAY 2006 SECURITIES PURCHASE AGREEMENT

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures"), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 upon the filing of a registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below), which registration statement we have filed to date; and $500,000 upon the effectiveness of such registration statement. The Debentures are convertible into our common stock at a discount to the then trading value of our common stock as described in greater detail below. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We agreed to register the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for, on a Form SB-2 registration statement. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

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

The $600,000 we received from the Purchasers at the Closing, in connection with the sales of the Debentures was distributed as follows:

o
$100,000 to Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart" or “Fairhills”), as a finder's fee in connection with the funding (we also have agreed to pay Lionheart an additional $50,000 upon the payment of the next tranche of the funding by the Purchasers);

o
$18,000 to OTC Financial Network, as a finder's fee in connection with the funding (we also have agreed to pay OTC Financial Network an additional $27,000 upon the payment of additional tranches of funding by the Purchasers);

o	$75,000 in legal fees and closing payments to our counsel, the Purchaser's counsel and certain companies working on the Purchaser's behalf;

o	$10,000 to be held in escrow for the payment of additional key man life insurance on Linda Putback-Bean and Kenneth W. Bean; and

o
$370,000 to us, which we spent on legal and accounting fees in connection with the filing of our amended Form 10-SB, outstanding reports on Form 10-QSB, and Form SB-2 registration statement, as well as marketing and promotional fees and inventory costs, as well as other general working capital purposes.

We plan to use the $900,000 in proceeds from the sale of the additional Convertible Debentures, including the $400,000 we plan to receive within the next week, due to our filing of our registration statement with the Commission on February 9, 2007, which filing triggered the sale of an additional $400,000 in debentures, and the $500,000 we plan to receive once the registration statement is declared effective with the Commission, of which there can be no assurance, as follows:

o
$200,000 - Accounting, auditing and attorney’s fees in connection with our periodic reports, the Form 10-SB registration statement and the Form SB-2 registration statement to register the shares issuable upon conversion of the Convertible Debentures;

o	$125,000 - Inventory for our prosthetics operations;

o	$75,000 - Equipment and building improvements;

o	$300,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;

o	$100,000 - Closing costs and finders fees in connection with the funding; and

o	$100,000 - General working capital, including certain amounts for officers and directors salaries, rent and office expenses.

CALLABLE SECURED CONVERTIBLE NOTES

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a three year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the trading price of our common stock on any trading day, during which we receive a notice of conversion from the Purchasers (the "Conversion Price").

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

3.
Our failure to file a Registration Statement covering the shares of common stock which the Debentures are convertible into within sixty (60) days of the Closing (July 31, 2006), or obtain effectiveness of such Registration Statement within one hundred and forty-five (145) days of the Closing (October 22, 2006), which dates have been amended to January 15, 2007 (which filing date was not met by us, but which failure has since been waived by the Purchasers) and April 16, 2007, respectively in connection with the Waiver of Rights Agreement, described in greater detail below, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

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

STOCK PURCHASE WARRANTS

In connection with the Closing, we sold an aggregate of 50,000,000 Warrants to the Purchasers, which warrants are exercisable for shares of our common stock at an exercise price of $0.10 per share (the "Exercise Price"). Each Purchaser, however, has agreed not to exercise any of the Warrants into shares of common stock, if, as a result of such exercise, such Purchaser and affiliates of such Purchaser will hold more than 4.99% of our outstanding common stock.

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

Pursuant to the Warrants, until we register the shares of common stock which the Warrants are exercisable for, the Warrants have a cashless exercise feature, where the Purchasers can exercise the Warrants and pay for such exercise in shares of common stock, in lieu of paying the exercise price of such Warrants in cash.

REGISTRATION RIGHTS AGREEMENT

Pursuant to the Registration Rights Agreement entered into at the Closing, we agreed to file a registration statement on Form SB-2, to register two (2) times the shares of common stock which the Debentures are convertible into (to account for changes in the Conversion Rate and the conversion of interest on the Debentures) as well as the shares of common stock issuable in connection with the exercise of the

Warrants, within sixty (60) days of the Closing which we were not able to accomplish, but which date was amended from sixty (60) days from the Closing until January 15, 2007 in connection with the Waiver of Rights Agreement (described below), which date such Registration Statement was not filed by, but which registration statement has been filed as of the date of filing of this report, and to obtain effectiveness of such registration statement by April 16, 2007. However, we do not currently have enough authorized but unissued shares to allow for such conversion and/or exercise by the Purchasers and therefore have filed an information statement with the SEC to allow for shareholder approval to affect an increase in our authorized shares in connection with such registration statement filing.

If we do not obtain effectiveness of our registration statement with the SEC by April 16, 2007, or if after the registration statement has been declared effective by the SEC, sales of common stock cannot be made pursuant to the registration statement, or our common stock ceases to be traded on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, then we are required to make payments to the Purchasers in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debentures, multiplied by $0.02, multiplied by the number of months after April 16, 2007 and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after April 16, 2007, we would owe the Purchasers an aggregate of $20,000 in penalty payments, based on $1,000,000 then outstanding under the Debentures ($600,000 in debentures sold to the Purchasers at the Closing, plus $400,000 in Debentures sold to the Purchasers upon filing the registration statement).

RECENT EVENTS

On October 25, 2006, with an effective date of July 31, 2006, we entered into a Waiver of Rights Agreement with the Purchasers, whereby the Purchasers agreed to waive our prior defaults under the Securities Purchase Agreement and Registration Rights Agreement. In connection with the Waiver of Rights Agreement, the Purchasers agreed to amend the Securities Purchase Agreement to state that we are required to use our best efforts to timely file our periodic reports with the Commission, which amendment waived the previous default caused by our failure to timely file our annual report on Form 10-KSB with the Commission. The Waiver of Rights Agreement also amended the Securities Purchase Agreement to provide for us to use our best efforts to obtain shareholder approval to increase our authorized shares of common stock as was required by the Securities Purchase Agreement, which amendment waived our failure to obtain shareholder approval to increase our authorized shares of common stock by August 15, 2006. Finally, the Waiver of Rights Agreement amended the dates we were required to file our registration statement from July 31, 2006 to January 15, 2007, which filing date was not met by us, due to comments received on our 10-SB filing, which has cleared comments to date, and the date our registration statement was required to be effective with the Commission from October 22, 2006 to April 16, 2007.

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

As of December 2006, based on our current monthly gross profits generated in connection with fitting prosthetic limbs, which approximately totals our monthly overhead of $54,000, we believe we will be able to continue our operations throughout fiscal 2007, assuming we sell an additional $500,000 in Convertible Debentures to the Purchasers pursuant to the Securities Purchase Agreement, due to the $400,000 in Convertible Debentures we plan to sell to the Purchasers within the next week, due to our filing of our required registration statement with the Commission, which registration statement filing triggers the sale of an additional $400,000 in debentures pursuant to the Securities Purchase Agreement entered into with the Purchasers. However, if we are unable to gain effectiveness of the registration statement to register the shares of common stock issuable upon conversion of the Convertible Debentures and are therefore unable to sell the additional tranche of Convertible Debentures, we anticipate being forced to curtail our marketing efforts disclosed above. If we are required to raise additional funding other than through the sale of the additional tranches of Convertible Debentures, we anticipate such funds to be raised through the sale of debt and/or equity securities. We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above and anticipate receiving an additional $400,000 through the sale of additional Convertible Debentures within the next week due to our filing of a registration statement with the Commission to register the shares convertible into common stock pursuant to the Convertible Debentures. Assuming we receive these additional funds subsequent to the filing of this report and are able to sell the additional tranche of Convertible Debentures, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over our fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

The increases in our advertising and marketing budget have already allowed us to undertake the following advertising and marketing activities:

o
The composition of and distribution of certain feature newspaper articles through our agreement with Global, pursuant to which we agreed to pay Global an aggregate of $150,000 worth of our common stock, based on the trading value of our common stock on certain payment dates, as described in greater detail above under “Recent Events,” of which $48,750 in common stock has been issued to date; and

o	Publicity and marketing campaign, pursuant to which we previously issued 7,000,000 shares of common stock to certain consultants.

Additionally, we believe the increases in our advertising and marketing budget will allow us to undertake the following activities during the next twelve (12) months, assuming the Purchasers purchase the additional $500,000 in additional Convertible Debentures, and that we sell the $400,000 in additional Convertible Debentures, which the Purchasers are required to purchase due to our filing of our registration statement:

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

o	Costs associated with publicizing and scholarships for our four day “whole family summer get-together” for children with a limb-loss and their families, at a cost of approximately $50,000;

o	Travel and associated costs involved with appearances on television shows, medical conventions and nursing schools at a cost of approximately $20,000; and

o	Sponsorship costs of non-profit organizations such as the “Amputee Coalition of American” and the Para-Olympics, at a cost of approximately $50,000.

As stated above, we anticipate receiving approximately $900,000 in subsequent tranches in connection with the funding agreement described above, however, investors should keep in mind that any amounts of funding we receive pursuant to the funding will be reduced by fees paid to the lending source in connection with closing costs and legal and accounting costs associated with our need to file amendments and obtain effectiveness of this Form SB-2 Registration Statement.

Moving forward, we plan to work towards becoming traded on the Over-The-Counter Bulletin Board (“OTCBB”) by responding to the Commission’s comments to this Form SB-2 registration statement, obtaining shareholder approval to increase our authorized shares of common stock to allow for sufficient authorized but unissued shares of common stock for the holders of the Convertible Debentures and Warrants to convert such Debentures and exercise such Warrants. Furthermore, we hope to request and/or encourage a broker-dealer to act as a market maker for our common stock so that we can gain approval to quote our common stock on the OTCBB during fiscal 2007, which we believe will increase the liquidity of our common stock, of which there can be no assurance. As of the filing of this Report, we have not engaged any specific market makers regarding the quoting of our common stock on the OTCBB.

[Remainder of page left intentionally blank.]

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

We had revenue of $241,138 for the three months ended December 31, 2006, compared to revenue of $165,695 for the three months ended December 31, 2005, an increase in revenue of $75,443 or 45.5% from the prior period. The increase in revenue for the three months ended December 31, 2006, compared to the three months ended December 31, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, which we began during the fiscal year ended 2006 (described above), as well as a significant number of re-fittings of existing patients due to such patients’ physical growth.

We had total operating expenses of $426,890 for the three months ended December 31, 2006, compared to total operating expenses of $347,739 for the three months ended December 31, 2005, an increase in total operating expenses of $79,151 or 22.8% from the previous year’s period. The increase in total operating expenses was mainly due to a $116,499 or 43.3% increase in selling, general and administrative expenses for the three months ended December 31, 2006, compared to the three months ended December 31, 2005, which increase was due to increased marketing expenses in connection with our advertising and marketing campaign (described above), and increases in our legal and accounting expenses in connection with our amended Form 10-SB registration statement, as well as the preparation by our legal counsel, and the review of by our auditors, of our other public filings and required financial statements, which expenses were not present during the three months ended December 31, 2005, as we were not a public reporting company at that time, as well as an increase of $611 in depreciation expense, to $6,038 for the three months ended December 31, 2006, compared to $5,427 for the three months ended December 31, 2005, in connection with an increase in our depreciable asset base during the year ended June 30, 2006, offset by a $37,959 decrease in our cost of sales, to $35,640 for the three months ended December 31, 2006, compared to $73,599 for the three months ended December 31, 2005, which decrease in cost of sales was directly attributable to a larger portion of our fittings being “re-fittings” of previously fitted prosthesis, due to our pediatric patients growth, during the three months ended December 31, 2006, compared to the prior period in 2005, which re-fittings required less expensive components than each original fitting.

Selling, general and administrative expenses as a percentage of revenue for the three months ended December 31, 2006 were 160%, compared to selling, general and administrative expenses as a percentage of revenue of 162% for the three months ended December 31, 2005, which represented a decrease in selling, general and administrative expenses as a percentage of revenue of 2% from the prior period. This decrease was mainly due to the 45.5% increase in revenue for the three months ended December 31, 2006, offset by the 43.3% increase in selling, general and administrative expenses for the three months ended December 31, 2006. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure

We had a loss from operations of $185,752 for the three months ended December 31, 2006, compared to a loss from operations of $182,044 for the three months ended December 31, 2005, an increase of $3,708 or 2% from the prior period. The increase in loss from operations was mainly caused by the 22.8% increase in total operating expenses for the three months ended December 31, 2006, compared to the prior year’s period.

We had total other income, net of $1,081,568 for the three months ended December 31, 2006, compared to total income, net of $298,508 for the three months ended December 31, 2005, which represented an increase in other income of $783,060 or 262.3% from the prior period. The increase in net other income was mainly due to the $1,150,661 increase in the change in value of the derivative financial instruments for the three months ended December 31, 2006, that was not represented for the three months ended December 31, 2005, which was offset by an increase of $59,613 of interest expense also in connection with our outstanding Convertible Debentures, to interest expense of $69,093 for the three months ended December 31, 2006, compared to interest expense of $9,480 for the three months ended December 31, 2005, as well as $310,799 in gain on extinguishment of debt during the six months ended December 31, 2005, which gain was not present during the three months ended December 31, 2006.

The gain on extinguishment of debt for the three months ended December 31, 2005, was in connection with a Settlement Agreement and Release, we entered into in November 2005, with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the compete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the three months ended December 31, 2005.

We had net income of $895,816 for the three months ended December 31, 2006, compared to net income of $116,464 for the three months ended December 31, 2005, an increase in net income of $779,352 or 669% from the previous period. The increase in net income was mainly due to the $1,081,568 net increase in total other income, which was mainly due to the $1,150,661 change in the value of derivative financial instruments in connection with the fair value of our Convertible Debentures and our $75,443 or 45.5% increase in revenues, which was offset by our $79,151 or 22.8% increase in total operating expenses for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. Investors should keep in mind that our net income for the three months ended December 31, 2006, was the result of changes in the value of our derivative financial instruments and not the result of our core operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2005

We had revenue from operations of $436,368 for the six months ended December 31, 2006, compared to revenue of $269,743 for the six months ended December 31, 2005, an increase in revenue of $166,625 or 61.8% from the prior period. The increase in revenue for the six months ended December 31, 2006, compared to the six months ended December 31, 2005, was mainly due to increased fees received from our Host Affiliates in connection with increased fittings due to our national awareness and marketing program, which we began during the fiscal year ended 2006 (described above), as well as a significant number of re-fittings of existing patients due to such patients’ physical growth.

We had total operating expenses of $1,052,089 for the six months ended December 31, 2006, compared to total operating expenses of $557,753 for the six months ended December 31, 2005, an increase in total operating expenses of $494,336 or 88.6% from the previous year’s period. The increase in total operating expenses was mainly due to a $491,628 or 112.5% increase in selling, general and administrative expenses for the six months ended December 31, 2006, compared to the six months ended December 31, 2005, which increase was due to increased marketing expenses in connection with our advertising and marketing campaign (described above), and increases in our legal and accounting expenses in connection with our amended Form 10-SB registration statement filings and the preparation of our public filings, which expenses were not present during the six months ended December 31, 2005, as we were not a public reporting company at that time, as well as an increase of $1,882 or 18.6% in depreciation expense, to $11,997 for the six months ended December 31, 2006, compared to $10,115 for the six months ended December 31, 2005, in connection with an increase in our depreciable asset base during the year ended June 30, 2006, and an $826 increase in cost of sales, to $111,641 for the six months ended December 31, 2006, compared to $110,815 for the six months ended December 31, 2005, which increase in cost of sales was directly attributable to increased purchases of parts and components in connection with our increased sales for the six months ended December 31, 2006, compared to the prior period.

Selling, general and administrative expenses as a percentage of revenue for the six months ended December 31, 2006 were 213%, compared to selling, general and administrative expenses as a percentage of revenue of 162% for the six months ended December 31, 2005, which represented an increase in selling, general and administrative expenses as a percentage of revenue of 51% from the prior period. This increase was mainly due to the 112.5% increase in selling, general and administrative expenses for the six months ended December 31, 2006, which was not sufficiently offset by the 61.8% increase in revenue from operations for the six months ended December 31, 2006. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a loss from operations of $615,721 for the six months ended December 31, 2006, compared to a loss from operations of $288,010 for the six months ended December 31, 2005, an increase of $327,711 or 113.8% from the prior period. The increase in loss from operations was mainly caused by the $494,336 or 88.6% increase in total operating expenses (which was mainly due to the 112.5% increase in selling, general and administrative expenses) for the six months ended December 31, 2006, compared to the six months ended December 31, 2005, which was not sufficiently offset by the 61.8% increase in revenue for the six months ended December 31, 2006, compared to the prior period.

We had total other income, net of $2,193,617 for the six months ended December 31, 2006, compared to total other income, net of $292,477 for the six months ended December 31, 2005, which represented an increase in other income, net of $1,901,140 or 650% from the prior period. The increase in other income, net was mainly due to the $2,353,201 increase in the change in value of the derivative financial instruments that was not represented for the six months ended December 31, 2005, which was offset by an increase of $144,074 of interest expense also in connection with our outstanding Convertible Debentures, to interest expense of $159,585 for the six months ended December 31, 2006, compared to interest expense of $15,511 for the six months ended December 31, 2005, and a decrease in gain on extinguishment of debt of $310,799, in connection with the Release, described above.

We had net income of $1,577,896 for the six months ended December 31, 2006, compared to net income of $4,467 for the six months ended December 31, 2005, an increase in net income of $1,573,429 from the previous period. The increase in net income was mainly due to the $1,901,140 increase in total other income, which was mainly due to the $2,353,201 of change in the value of the derivative financial instruments in connection with the fair value of our Convertible Debentures and our $166,625 or 61.8% increase in revenues, which was offset by our $491,628 or 112.5% increase in general and administrative expenses for the six months ended December 31, 2006, compared to the six months ended December 31, 2005. Investors should keep in mind that our net income for the six months ended December 31, 2006, was the result of changes in the value of our derivative financial instruments and not the result of our core operations.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $763,224 as of December 31, 2006, compared with total assets of $964,844 as of June 30, 2006, which represented a $201,620 or 20.9% decrease in total assets from June 30, 2006.

Total assets as of December 31, 2006, included current assets of $534,740, furniture and equipment, net of accumulated depreciation, of $58,954, and deferred financing cost of $169,530. Current assets included cash and cash equivalents of $22,857, trade and accounts receivable, net of $380,393, prepaid expenses and other current assets of $11,825, and current portion of net deferred financing cost of $119,665.

We had total liabilities of $3,374,767 as of December 31, 2006, compared to total liabilities of $5,600,571 at June 30, 2006, representing a decrease in total liabilities of $2,225,804 or 39.7%.

Total liabilities as of December 31, 2006 included current liabilities of $3,306,254, consisting of trade accounts payable of $196,511; accrued liabilities of $268,079, which included deferred salary payable to our officers; current portion of convertible debt of $75,000 which includes the loans entered into in March 2006 and April 2006, as described in greater detail below; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; and derivative financial instruments of $2,766,164, in connection with our Convertible Debentures and Warrants (explained in greater detail above); and non-current liabilities consisting of deferred rent of $11,871 and long term portion of convertible debt of $56,642.

We had a working capital deficit of $2,771,514 and an accumulated deficit of $10,921,433 as of December 31, 2006.

We had total net cash used by operating activities of $229,971 for the six months ended December 31, 2006, which was mainly due to $2,353,201 of change in value of derivative liability, offset by $1,577,896 of net income and $446,288 of stock-based compensation, which included amounts amortized in connection with Global Media and other stock-based consulting agreements, as described above.

We had net cash used in investing activities of $11,813 for the six months ended December 31, 2006, which was used solely in connection with the purchase of furniture and equipment.

We had $10,000 in net cash used by financing activities for the six months ended December 31, 2006, which included $10,000 paid on an outstanding convertible note held by a shareholder of the Company.

Since we began business, our trade accounts receivable balance has consistently risen over time. The primary reason for this constant increase in receivables is that our trade accounts receivable are often for substantial amounts that can generate challenges by insurance companies and, in certain cases, the need to pursue collections directly from the patients. These challenges have continually increased our days in receivables because our sales have continually increased. We believe that our trade accounts receivable balances will continue to increase at a greater rate than revenue growth until such revenue growth subsides. Management constantly reviews receivables for collectibility issues and has recognized a provision for bad debts of approximately 16% of revenue in fiscal 2006.

The growth in trade accounts receivable is expected to present liquidity issues in future periods if we do not substantially increase sales and/or raise funds from other sources.

Our accounts payable have also grown with the increase in our business over time and include a substantial amount of professional fees related to our SEC filings. Accrued liabilities include accrued salaries and accrued stock based compensation, and as with accounts payable, the balance of accrued liabilities has increased based on the growth of our business. Timely payment of accounts payable and accrued liabilities will require that we raise additional debt or equity funding in the near term.

--------------------------------------------------------------

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

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, which are due May 30, 2009, $400,000 upon the filing of our Registration Statement to register shares of common stock which the Convertible Debentures are convertible into (defined and described in greater detail above), which Registration Statement we filed on February 9, 2007, and which Convertible Debentures we anticipate selling shortly after the filing of this report, and $500,000 upon the effectiveness of our registration statement. The Convertible Debentures are to be convertible into shares of our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

We received $600,000 from the sale of Convertible Debentures in May 2006, and anticipate using the $900,000 in proceeds from the sale of the additional Convertible Debentures (including the $400,000 which we anticipate the Purchasers to purchase shortly after the filing of this report) as follows:

o
$200,000 - Accounting, auditing and attorney’s fees in connection with our periodic reports, this Form 10-SB registration statement and a to be filed Form SB-2 registration statement to register the shares underlying the Convertible Debentures;

o	$125,000 - Inventory for our prosthetics operations;

o	$75,000 - Equipment and building improvements;

o	$300,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;

o	$100,000 - Closing costs and finders fees in connection with the funding; and

o	$100,000 - General working capital, including certain amounts for officers and directors salaries, rent and office expenses.

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

As of December 2006, we believe we can operate for approximately the next twelve (12) months assuming we receive the proceeds of the sale of $400,000 in Convertible Debentures which the Purchasers are obligated to purchase within the next few days, and assuming that we sell an additional $500,000 in Convertible Debentures subsequent to the filing of this report, based on our current approximate overhead of $54,000 per month, and monthly gross profits of approximately $50,000 per month we receive in connection with fittings of our prosthetic limbs. However, we believe that we will need to raise additional financing in the next three to four months if we are unable to obtain effectiveness of a registration statement with the Commission, which filing and effectiveness trigger the additional sales of the $900,000 in additional Convertible Debentures. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We also plan to increase our yearly advertising and marketing budget approximately five fold, for the fiscal year ending June 30, 2007, compared to the fiscal year ending June 30, 2006, by utilizing a large portion of the $900,000 which we plan to receive pursuant to the subsequent funding tranches ($400,000 of which we anticipate receiving shortly after the filing of this report), assuming such funds are received, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Convertible Debentures will be reduced by fees paid to the lending source and legal and accounting costs associated with our need to file and obtain effectiveness of this Form SB-2 Registration Statement.

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

[Remainder of page left intentionally blank.]

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2006 and 2005, we incurred net losses of $4,413,417 and $4,356,519, respectively, and experienced negative cash flows from operations of $436,226 and $298,454, respectively. During the six months ended December 31, 2006, we had net income of $1,577,896, which net income was the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $229,971. Additionally, we had negative working capital of $2,771,514 as of December 31, 2006. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 79 fitted in fiscal 2006; 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $482,360 and $4,020,264 during the years ended June 30, 2006 and 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES WHICH WE AGREED TO SELL IN MAY 2006, AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006, we sold certain third party investors an aggregate of $600,000 in Convertible Debentures and agreed to sell them an additional $900,000 in Convertible Debentures, $400,000 of which we anticipate selling shortly after the filing of this report. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if such Convertible Debentures are not converted into shares of our common stock, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital, we may be forced to curtail or abandon our business operations.

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

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to in our "Description of Business" section herein) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit these widely dispersed infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic’s devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

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

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the years ended June 30, 2006 and 2005 we had net losses of $4,413,417 and $4,356,519, respectively and net cash flows used in operating activities of $436,226 and $298,454, respectively. During the six months ended December 31, 2006, we had net income of $1,577,896, which net income was the result of changes in the value of our derivative financial instruments and not the result of our core operations, and we had a working capital deficit of $2,771,514 as of December 31, 2006. Furthermore, we had an accumulated deficit of $10,921,433 at December 31, 2006. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of December 31, 2006, our accounts receivable over 120 days old represented more than 50% of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

As of February 5, 2007, we had 98,274,889 shares of common stock issued and outstanding out of a total of 100,000,000 shares of common stock authorized, leaving us the ability to issue only approximately 1,725,111 shares of our common stock. As a result, we do not have a sufficient number of authorized but unissued shares to allow for the conversion of our outstanding Debentures by the Debenture holders and/or the exercise of the Warrants. As a result, we may face penalties in connection with such conversions and/or exercises and/or be forced to repay such Debentures in cash, which cash may not be available on favorable terms, if at all. We are currently taking steps to obtain shareholder approval and increase our authorized common stock. If we do not increase our authorized shares in the future, we could face penalties in connection with our inability to allow the Debenture holders to convert their Debentures into shares of common stock and/or to allow them to exercise their Warrants. These penalties and/or the requirement that we repay the Debentures in cash could have a material adverse effect on our results of operations, working capital and ability to pay our current liabilities. If we are unable to increase our authorized shares in the future, we could be forced to curtail and/or abandon our business plan.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of February 5, 2007, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENTLY OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of February 5, 2007, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 31% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred

 Stock which has the right to vote 2,000,000 shares of common stock, for a total of a total of approximately 50.2% of our total voting power based on 118,274,889 voting shares, which includes the 98,274,889 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,500,000 IN OUTSTANDING DEBENTURES OF WHICH $600,000 IS CURRENTLY OUTSTANDING AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

Upon the occurrence of and during the continuance of any Event of Default under the Debentures, which includes the following events:

o	Our failure to pay any principal or interest on the Debentures when due;

o	Our failure to issue shares of common stock to the Purchasers in connection with any conversion as provided in the Debentures;

o
Our failure to obtain effectiveness of our Registration Statement by April 16, 2007, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

o	Our entry into bankruptcy or the appointment of a receiver or trustee;

o
Our breach of any covenants in the Debentures or Purchase Agreement, or our breach of any representations or warranties included in any of the other agreements entered into in connection with the Closing;

o	If any judgment is entered against us or our property for more than $100,000; or

o
If we fail to maintain the listing of our common stock on the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange within 180 days from the date of Closing, which has not occurred to date;

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

THE DEBENTURES ARE CONVERTIBLE INTO SHARES OF OUR COMMON STOCK AT A DISCOUNT TO MARKET.

The conversion price of the Debentures is equal to 50% of the trading price of our common stock, which will likely cause the value of our common stock, if any, to decline in value as subsequent conversions are made, as described in greater detail under the Risk Factors below.

THE ISSUANCE AND SALE OF COMMON STOCK UPON CONVERSION OF THE CONVERTIBLE NOTES AND EXERCISE OF THE WARRANTS MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

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

In addition, the common stock issuable upon conversion of the Debentures and exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Debentures may be converted into common stock at a discount to the market price of our common stock of 50% of the then trading value of our common stock, and such discount to market, provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, the value of our common stock will likely decrease.

THE ISSUANCE OF COMMON STOCK UPON CONVERSION OF THE DEBENTURES AND UPON EXERCISE OF THE WARRANTS WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION.

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

WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE SELLING SECURITY HOLDERS ARE OBLIGATED TO PURCHASE THE REMAINING $900,000 OF DEBENTURES.

We sold $600,000 of Debentures in May 2006. We also received a commitment to purchase an additional $400,000 of Debentures upon our filing of a Registration Statement to register the shares convertible into common stock in connection with the Debentures, which Registration Statement we filed on February 9, 2007, and which Debentures we anticipate selling shortly after the filing of this report, and $500,000 of Debentures, upon the effectiveness of such Registration Statement. If the Registration Statement is not declared effective or an Event of Default occurs under the Debentures, as defined herein, the Debenture holders will have no obligation to purchase the remaining tranches of Debentures. If the Debenture holders do not purchase the remaining Debentures, we will not raise the additional $500,000. This could force us to curtail or abandon our business plan, which would decrease the value of our securities.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, and as a result of the filing of our Form 10-SB to become a publicly reporting company, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding to which we are a party.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
Exhibit No.	Description

Exhibit 10.1(1)	Sample Host Affiliate Agreement

Exhibit 10.2(2)	Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)	Securities Purchase Agreement

Exhibit 10.4(3)	Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.5(3)	Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.6(3)	Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.7(3)	Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.9(3)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.10(3)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.11(3)	Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)	Security Agreement

Exhibit 10.13(3)	Intellectual Property Security Agreement

Exhibit 10.14(3)	Registration Rights Agreement

Exhibit 10.15(1)	Consulting Agreement with National Financial Communications Corp.

Exhibit 10.16(1)	Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(1)	Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18(4)	Waiver of Rights Agreement

Exhibit 10.20(5)	Kertes Convertible Note and Warrant

Exhibit 10.21(5)	Global Media Agreement

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-KSB filed with the Commission on October 27, 2006, and incorporated herein by reference.

(5) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on February 9, 2007, and incorporated herein by reference.

REPORTS ON FORM 8-K

We filed no reports on Form 8-K during the six months ended December 31, 2006.

We filed the following reports on Form 8-K during the period subsequent to December 31, 2006:

o
January 23, 2007, to report that the Company had concluded in August 2006, that it would need to restate certain of its previously filed financial information for the quarters ended March 31, 2006, December 31, 2005 and December 31, 2005.

o	February 8, 2007, to report that the Company had cleared comments in connection with its Form 10-SB Registration Statement with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC PROSTHETICS, INC.

DATED: February 20, 2007

By: /s/ Kenneth W. Bean
Kenneth W. Bean
Principal Financial Officer