Form 10QSB
period 2007-03-31
PEDIATRIC PROSTHETICS INC
filed 2007-05-15
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(281) 897-1108
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 10, 2007, 98,274,889 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

PEDIATRIC PROSTHETICS, INC.
TABLE OF CONTENTS

Page

Unaudited Balance Sheets as of March 31, 2007 and June 30, 2006	F-1

Unaudited Statements of Operations for the three and nine
months ended March 31, 2007 and 2006	F-2

Unaudited Statement of Changes in Stockholders’ Deficit for the nine months ended
March 31, 2007	F-3

Unaudited Statements of Cash Flows for nine months ended
March 31, 2007 and 2006	F-4

Notes To Unaudited Financial Statements	F-5

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
March 31, 2007 and June 30, 2006

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$79,175	$274,641
Trade accounts receivable, net	274,649	268,642
Prepaid expenses and other current assets	13,920	13,396
Current portion of deferred financing costs, net	152,113	109,693

Total current assets	519,857	666,372

Furniture and equipment, net	52,917	59,138
Deferred financing costs	177,462	239,334

Total assets	$750,236	$964,844
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade accounts payable	$131,451	$143,167
Accrued liabilities	249,954	257,680
Current portion of convertible debt, net of discount of $0 as of
March 31, 2007 and $25,000 at June 30, 2006, respectively	75,000	60,000
Due to related party	500	500
Derivative financial instruments	2,671,318	5,119,365

Total current liabilities	3,128,223	5,580,712

Convertible debt, net of discount of $838,379 and $592,716 at
March 31, 2007 and June 30, 2006, respectively	161,621	7,284
Deferred rent	11,166	12,575

Total liabilities	3,301,010	5,600,571

Commitments and contingencies:	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; authorized
10,000,000; 1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.001; authorized 950,000,000 and 100,000,000
Shares at March 31, 2007 and June 30, 2006, respectively; issued and outstanding 98,274,889 shares	98,275	98,275
Additional paid-in capital	8,271,324	7,764,327
Accumulated deficit	(10,921,373)	(12,499,329)

Total stockholders’ deficit	(2,550,774)	(4,635,727)

Total liabilities and stockholders' deficit	$750,236	$964,844

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2007 and 2006

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$133,323	$274,679	$595,086		$558,321

Operating expenses:
Cost of sales, except for items
stated separately below	62,707	38,904	199,743		163,618
Selling, general and
administrative expenses	406,155	410,171	1,334,606		846,994
Depreciation expense	6,038	5,059	18,035		15,174

Total operating expenses	474,900	454,134	1,552,384		1,025,786

Loss from operations	(341,577)	(179,455)	(957,298)		(467,465)

Other income and (expenses):
Interest income	-	4	1		4
Interest expense	(70,141)	(12,859)	(229,726)		(28,370)
Loss on disposal of equipment	-	-	-		(2,811)
Gain on extinguishment of debt	-	-	-		310,799
Change in value of derivative
financial instruments	411,778	-	2,764,979		-

Total other income (expense), net	341,637	(12,885)	2,535,254		279,622

Net income (loss)	$60	$(192,340)	$1,577,956	$	(187,843)

Net income (loss) per common share - basic
and diluted	$0.00	$(0.00)	$0.02		$(0.00)

Weighted average shares of common
stock outstanding - basic and diluted	98,274,889	99,108,452	98,274,889		95,581,737

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended March 31, 2007

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2006	1,000,000	$1,000	98,274,889	$98,275	$7,764,327	$(12,499,329)	$(4,635,727)

Amortization of stock-based
Compensation	-	-	-	-	506,997	-	506,997

Net income	-	-	-	-	-	1,577,956	1,577,956

Balance at March 31, 2007	1,000,000	$1,000	98,274,889	$98,275	$8,271,324	$(10,921,373)	$(2,550,774)

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2006

	2007	2006

Cash Flows From Operating Activities
Net income (loss)	$1,577,956	$(187,843)
Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation expense	18,035	15,174
Loss on disposal of equipment	-	2,811
Deferred rent	(1,409)	(908)
Stock-based compensation	506,997	264,874
Provision for doubtful accounts	120,094	36,921
Amortization of debt discount	96,269	-
Amortization of debt issue costs	102,424	11,667
Change in value of derivative financial instruments	(2,764,979)	-
Gain on extinguishment of debt	-	(310,799)
Changes in operating assets and liabilities:
Accounts receivable	(126,101)	(169,723)
Other assets	(10,496)	644
Accounts payable	(11,716)	64,669
Accrued liabilities	(7,726)	22,243

Net cash used by operating activities	(500,652)	(250,270)

Cash Flows From Investing Activities
Purchase of furniture and equipment	(11,814)	-

Net cash used by investing activities	(11,814)	-
Cash Flows From Financing Activities:
Proceeds from issuance of debt	400,000	35,000
Payment of debt issue cost	(73,000)	(30,000)
Payment of convertible debt	(10,000)	-
Proceeds from common stock, net of expenses	-	220,000

Net cash provided by financing activities	317,000	225,000

Net increase (decrease) in cash and cash equivalents	(195,466)	(25,270)

Cash and cash equivalents, beginning of period	274,641	29,818

Cash and cash equivalents, end of period	$79,175	$4,548

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense	$6,500	$12,107
Cash paid for income taxes	-	-

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

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the years ended June 30, 2006 and 2005, Pediatric reported net losses of $4,413,417 and $4,356,519, respectively, and negative cash flows from operations of $436,226 and $298,454, respectively. For the nine months ended March 31, 2007 Pediatric reported net income of $1,577,956 and negative cash flows from operations of $500,652.

Although Pediatric has net income of $1,577,956 for the nine months ended March 31, 2007, such net income was the result of changes in the value of derivative financial instruments and not the result of core operations. Negative operating results have produced a working capital deficit of $2,608,366 and a stockholders' deficit of $2,550,774 at March 31, 2007. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

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

Pediatric's long-term viability as a going concern is dependent on certain key factors, as follows:

•	Pediatric's ability to obtain adequate sources of outside financing to support near term operations and to allow Pediatric to continue forward with current strategic plans.

•	Pediatric's ability to increase its customer base and broaden its service capabilities.

•	Pediatric's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3. Stockholders’ Equity

Amendment to Articles of Incorporation

On March 15, 2007, we filed an amendment to our Articles of Incorporation with the Secretary of State of Idaho to increase our authorized shares of common stock to 950,000,000 shares of Common Stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”).

Additionally, the Amendment provided that shares of our preferred stock may be issued from time to time in one or more series, with distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by our Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

4. Convertible Debt

On or about February 16, 2007 we sold an aggregate of $400,000 in Callable Secured Convertible Notes (“Debentures"), to various third parties (the “Purchasers”). The sale of the Debentures represented the second tranche of funding in connection with our Securities Purchase Agreement ("Purchase Agreement") entered into with the Purchasers on May 30, 2006. In connection with the issuance of the Debentures we paid various consultants debt issue costs totaling $73,000, which will be amortized over the term of the Debentures.

The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt conversion feature provision (the "Debt Feature") contained in the terms of the Notes is not clearly and closely related to the characteristics of the Note. Accordingly, the Debt Feature qualified as an embedded derivative instrument at issuance and, because it does not qualify for any scope exception within SFAS 133, it was required by SFAS 133 to be accounted for separately from the debt instrument and recorded as a derivative financial instrument.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The Debt Feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the Debt Feature had an estimated initial fair value of $316,932.

5. Subsequent Event

On April 17, 2007, with an effective date of January 15, 2007, we entered into a Second Waiver of Rights Agreement (the “Second Waiver”) with the Purchasers. Pursuant to the previous Waiver of Rights Agreement we entered into with the Purchasers in October 2006 (the “First Waiver”), we agreed to use our best efforts to obtain shareholder approval to increase our authorized shares by December 15, 2006, which we accomplished as of March 15, 2007; to file a registration statement with the SEC covering the shares underlying instruments issued to the Purchasers no later than January 15, 2007, and to obtain effectiveness of such registration statement with the SEC by April 16, 2007.

Pursuant to the Second Waiver, the Purchasers agreed to waive our failure to file a registration statement by the prior January 15, 2007, deadline (we filed the registration statement on February 9, 2007), and agreed we are not in default of the Rights Agreement; agreed to waive our inability to maintain effective controls and procedures as was required pursuant to the Purchase Agreement, that we are required to use our “best efforts” to maintain effective controls and procedures moving forward; to waive the requirement pursuant to the Purchase Agreement that we keep solvent at all times (defined as having more assets than liabilities); to waive the requirement pursuant to the Purchase Agreement that we obtain authorization to obtain listing of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”), and to allow for us to use our “best efforts” to obtain listing of our common stock on the OTCBB in the future.

We also agreed along with the Purchasers, pursuant to the Second Waiver, to amend the Rights Agreement to reduce the number of shares we are required to register pursuant to the Rights Agreement to only 9,356,392 of the shares issuable upon conversion of the Notes and to amend the date we are required to obtain effectiveness of our registration statement by from April 16, 2007, to August 13, 2007.

In consideration for their entry into the Second Waiver, we granted the Purchasers an additional 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants shall expire if unexercised on the same date as the original Warrants expire if unexercised, May 30, 2013.

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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven fittings; from January 1, 2006, until June 30, 2006, we made approximately thirty-six fittings; and from July 1, 2006 until April 1, 2007, we made approximately forty-three fittings, four of which were pro bono. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately five to six fittings per month since January 2006.

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

We had been a non-operating, non-reporting, corporate shell, without assets or operations since February 6, 2001, but had traded our common stock on the Pinksheets under the symbol "GDRG," prior to the Exchange, and had limited operations, consisting solely of hiring Dan Morgan, our current Vice President and Chief Prosthetist, and seeking a merger and/or acquisition candidate, and had no sales and made no fittings, prior to February 6, 2001. We had not been a reporting company prior to the share exchange. We entered into the Exchange to acquire an operating business, Pediatric, and the shareholders of Pediatric entered into the Exchange to trade Pediatric's common stock on the Pinksheets.

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

On March 15, 2007, we filed an amendment to our Articles of Incorporation with the Secretary of State of Idaho to increase our authorized shares of common stock to 950,000,000 shares of Common Stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”). The affect of the Amendment is reflected throughout this report.

Service Agreement With Global Media

In February 2006, the Company entered into a service agreement (the "Service Agreement") with Global Media Fund Inc. ("Global"), whereby Global agreed to distribute certain newspaper and radio features, which Global has guaranteed will be placed in at least 100 newspapers and radio features regarding the Company, which Global has guaranteed will be placed in at least 400 radio stations. In consideration for executing the Service Agreement, the Company issued Global 220,000 restricted shares of common stock and issued 30,000 shares of common stock to Andrew Austin as a commission in connection with the Global Service Agreement in March 2006. The Service Agreement provided that the Company issue shares based on the contract payments of $28,125 per payment; however the agreement contains a stock valuation provision that will provide Global with shares that are discounted by 10% of the five day average quoted market prices prior to the issuance date of the common stock. We also granted Global piggyback registration rights in connection with the shares issued to Global pursuant to the Service Agreement. On or about June 2, 2006, we issued an aggregate of 446,427 shares of common stock valued at $31,250 as consideration and commission in connection with the Global Service Agreement. We had the right to cancel the Service Agreement at anytime with thirty (30) days written notice to Global, at which time Global would keep all consideration issued as of that date. We gave Global formal notice of the termination of the Service Agreement in March 2007; however, we do not have any plans to issue Global or Mr. Austin any additional shares of common stock.

Loan Agreements

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in May 2006, but have since been verbally extended to May 2007. In December 2006, $10,000 was repaid on one of the loans, leaving $25,000 outstanding under the loans as of the date of this report. Additionally, the remaining $25,000 owed pursuant to the loans are convertible into an aggregate of 714,286 shares of our common stock, with each $0.035 of each outstanding loan being able to convert into one share of our common stock.

In April 2006, we borrowed $50,000 from a shareholder of the Company and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006, which date has since been extended until May 29, 2007. This loan is also convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder also received as consideration for the $50,000 promissory note, 1,428,571 warrants, which are exercisable for shares of common stock at an exercise price of $0.045 per share, and which expire on May 22, 2008.

In May 2006, we entered into a services agreement with Stock Enterprises, a privately held financial and investor relations services firm ("Stock"), whereby Stock agreed to provide us investor relations services on a non-exclusive basis for the period of one (1) year, and agreed to issue Stock 2,000,000 restricted shares of our common stock, which shares have not been issued to Stock to date, and have not been included in the number of issued and outstanding shares disclosed throughout this Report.

May 2006 Securities Purchase Agreement

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures," the “Notes” or the “Convertible Notes”), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 which was received in February 2007, upon the filing of our registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 upon the effectiveness of our registration statement. The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Conversion Price”). Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We originally agreed to register all of the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for; however, pursuant to the Second Waiver of Rights Agreement, described below, the Purchasers agreed to amend the terms of the Registration Rights Agreement such that we are only required to register 9,356,392 shares underlying the Debentures on our Form SB-2 registration statement. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

We also agreed in the Purchase Agreement to use our best efforts to increase our key man life insurance on our President and Director, Linda Putback-Bean and our Vice President and Director Kenneth W. Bean, which we have been unable to increase to date.

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a three year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the "Conversion Price").

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

3.
Our failure to file a Registration Statement covering the shares of common stock which the Debentures are convertible into within sixty (60) days of the Closing (July 31, 2006), or obtain effectiveness of such Registration Statement within one hundred and forty-five (145) days of the Closing (October 22, 2006), which dates were later amended to February 15, 2007, and August 13, 2007, respectively in connection with the Waiver of Rights Agreement and the Second Waiver of Rights Agreement, described in greater detail below, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

4.	Our entry into bankruptcy or the appointment of a receiver or trustee;

5.
Our breach of any covenants in the Debentures or Purchase Agreement, if such breach continues for a period of ten (10) days after written notice thereof by the Purchasers, or our breach of any representations or warranties included in any of the other agreements entered into in connection with the Closing; or

6.
If any judgment is entered against us or our property for more than $100,000, and such judgment is unvacated, unbonded or unstayed for a period of twenty (20) days, unless otherwise consented to by the Purchasers, which consent will not be unreasonably withheld.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into at the Closing, we agreed to file a registration statement on Form SB-2, to register two (2) times the number of shares of common stock which the Debentures are convertible into (to account for changes in the Conversion Rate and the conversion of interest on the Debentures) as well as the shares of common stock issuable in connection with the exercise of the Warrants, within sixty (60) days of the Closing which we were not able to accomplish, but which date was amended from sixty (60) days from the Closing until January 15, 2007, in connection with the Waiver of Rights Agreement, and until February 15, 2007, in connection with the Second Waiver of Rights Agreement (both described below), which filing date was met by us. Additionally, the number of shares of common stock we are now required to register on our Registration Statement has been amended to include only 9,356,392 shares of common stock underlying the Debentures, due to amendments to the Registration Rights Agreement affected by the Second Waiver of Rights Agreement.

If we do not obtain effectiveness of our registration statement with the SEC by August 13, 2007 (pursuant to the Second Waiver of Rights Agreement), or if after the registration statement has been declared effective by the SEC, sales of common stock cannot be made pursuant to the registration statement, or our common stock ceases to be traded on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, then we are required to make payments to the Purchasers in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debentures, multiplied by $0.02, multiplied by the number of months after August 13, 2007 and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after August 13, 2007, we would owe the Purchasers an aggregate of $20,000 in penalty payments, based on $1,000,000 currently outstanding under the Debentures.

Waiver of Rights Agreement

On October 25, 2006, with an effective date of July 31, 2006, we entered into a Waiver of Rights Agreement with the Purchasers, whereby the Purchasers agreed to waive our prior defaults under the Securities Purchase Agreement and Registration Rights Agreement. In connection with the Waiver of Rights Agreement, the Purchasers agreed to amend the Securities Purchase Agreement to state that we are required to use our best efforts to timely file our periodic reports with the Commission, which amendment waived the previous default caused by our failure to timely file our annual report on Form 10-KSB with the Commission. The Waiver of Rights Agreement also amended the Securities Purchase Agreement to provide for us to use our best efforts to obtain shareholder approval to increase our authorized shares of common stock as was required by the Securities Purchase Agreement, which amendment waived our failure to obtain shareholder approval to increase our authorized shares of common stock by August 15, 2006. Finally, the Waiver of Rights Agreement amended the dates we were required to file our registration statement from July 31, 2006 to January 15, 2007, which filing date was not met, and the date our registration statement was required to be effective with the Commission from October 22, 2006 to April 16, 2007. The amendments affected by the Waiver of Rights Agreement were later modified pursuant to the Second Waiver of Rights Agreement, described below.

RECENT EVENTS

Amendment to Articles of Incorporation

On March 15, 2007, we filed an amendment to our Articles of Incorporation with the Secretary of State of Idaho to increase our authorized shares of common stock to 950,000,000 shares of Common Stock, $0.001 par value per share, and to re-authorize 10,000,000 shares of preferred stock, $0.001 par value per share (the “Amendment”).

Additionally, the Amendment provided that shares of our preferred stock may be issued from time to time in one or more series, with distinctive designation or title as shall be determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by our Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the preferred stock, or any series thereof, unless a vote of any such holders is required pursuant to any preferred stock designation.

The Amendment was approved by the affirmative vote of 61,290,112 shares entitled to vote at our special meeting of shareholders held on March 9, 2007, consisting of 41,290,112 shares voted by our common stock holders and 1,000,000 shares of preferred stock which vote 20,000,000 shares, voted by our preferred stockholders, which shares represented approximately 52% of our outstanding common stock as of February 12, 2007, the record date of the meeting.

The affect of the Amendment is reflected throughout this report.

Closing of Second Funding Tranche

On or about February 16, 2007 (the "Second Closing”) we sold an aggregate of $400,000 in Callable Secured Convertible Notes (“Debentures," the “Notes” or the “Convertible Notes”), to the Purchasers. The sale of the Debentures represented the second tranche of funding in connection with our Securities Purchase Agreement ("Purchase Agreement") entered into with the Purchasers on May 30, 2006.

The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

The $400,000 we received from the Purchasers at the Second Closing, in connection with the sales of the second tranche of Debentures was distributed as follows (all amounts listed are approximate):

o	$50,000 to Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart"), as a finder's fee in connection with the funding;

o	$50,000 in legal fees owed to our corporate counsel in connection with the preparation of our Form 10-SB and Form SB-2 registration statements and various other of our public filings;

o
$60,000 in accounting/auditing fees in connection with the audit of and review of our financial statements contained in our Form 10-SB and Form SB-2 registration statements and our other quarterly and annual report filings;

o
$18,000 to OTC Financial Network, as a finder's fee in connection with the funding (we also have agreed to pay OTC Financial Network an additional $9,000 upon the payment of the final tranche of funding by the Purchasers);

o	$5,000 in closing costs associated with the funding;

o	$40,000 to be used by us in connection with the purchase of additional equipment and machinery in connection with the fitting of prosthesises;

o	$100,000 to be used by us in connection with our continuing marketing and advertising plans (as described in greater detail under “Plan of Operations” in our latest periodic filing); and

o	$77,000 to be used by us as needed for general working capital and the purchase of inventory for our prosthesises on an ongoing basis.

Second Waiver of Rights Agreement

On April 17, 2007, with an effective date of January 15, 2007, we entered into a Second Waiver of Rights Agreement (the “Second Waiver”) with the Purchasers. Pursuant to the previous Waiver of Rights Agreement we entered into with the Purchasers in October 2006 (the “First Waiver”), we agreed to use our best efforts to obtain shareholder approval to increase our authorized shares by December 15, 2006; to file a registration statement with the SEC covering all of the shares of common stock issuable to the Purchasers in connection with the conversion of the Debentures and the exercise of the Warrants (the “Underlying Shares”) no later than January 15, 2007, and to obtain effectiveness of such registration statement with the SEC by April 16, 2007.

Pursuant to the Second Waiver, the Purchasers agreed to waive our failure to file a registration statement by the prior January 15, 2007, deadline (we filed the registration statement on February 9, 2007), agreed we are not in default of the Rights Agreement; agreed to waive our inability to maintain effective controls and procedures as was required pursuant to the Purchase Agreement, that we are required to use our “best efforts” to maintain effective controls and procedures moving forward; to waive the requirement pursuant to the Purchase Agreement that we keep solvent at all times (defined as having more assets than liabilities); to waive the requirement pursuant to the Purchase Agreement that we obtain authorization to obtain listing of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”), and to allow for us to use our “best efforts” to obtain listing of our common stock on the OTCBB in the future.

We also agreed along with the Purchasers, pursuant to the Second Waiver, to amend the Rights Agreement to reduce the number of shares we are required to register pursuant to the Rights Agreement, from all of the Underlying Shares, to only 9,356,392 of the shares issuable upon conversion of the Notes and to amend the date we are required to obtain effectiveness of our registration statement by from April 16, 2007, to August 13, 2007.

It is anticipated that the Purchasers will rely on Rule 144 under the Securities Act of 1933, as amended in the future for any sales of shares issuable in connection with the conversion of the Notes and/or exercise of the Warrants which are no longer required to be registered on a registration statement by us pursuant to the amendments above.

In consideration for their entry into the Second Waiver, we granted the Purchasers an additional 1,000,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which warrants shall expire if unexercised on the same date as the original Warrants expire if unexercised, May 30, 2013, which warrants were granted to the Purchasers as follows:

AJW Partners, LLC	102,000 warrants
AJW Offshore, Ltd.	606,000 warrants
AJW Qualified Partners, LLC	279,000 warrants
New Millennium Capital Partners II, LLC	13,000 warrants
Total	1,000,000 warrants

We plan to use the $500,000 in proceeds from the sale of the additional Convertible Debentures (assuming all $500,000 of the additional debentures are sold) as follows:

•	$50,000 - Repayment of a stockholder loan;
•	$10,000 - Inventory for our prosthetics operations;
•	$60,000 - Equipment and building improvements;
•	$200,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;

•	$14,000 - Closing costs and finders fees in connection with the funding; and
•
$76,000- General working capital, including certain amounts for officers and directors salaries, rent and office expenses, of which a portion may be used to pay accrued interest on the Convertible Notes. We have not paid any of the accrued interest on the Convertible Notes to date, and have not been requested to pay such interest by the Purchasers to date.

Investors should keep in mind that any amounts of funding we have left over for working capital after the payment of the expenses above will likely be further reduced by fees paid in connection with legal and accounting costs associated with our need to file amendments and obtain effectiveness of our Form SB-2 Registration Statement, as well as our other periodic filing obligations.

[Remainder of page left intentionally blank.]

PLAN OF OPERATIONS

We have established working relationships with fifteen (15) Host Affiliates operating in approximately 21 states. In establishing the relationships with the fifteen Host Affiliates, we also provided one-on-one pediatric training to fifteen prosthetists who are employed by those Host Affiliates. We currently plan to hire one more certified prosthetist and two additional support personnel during the next twelve months, funding permitting, of which there can be no assurance.

As of May 2007, we believe we can operate for approximately the next twelve (12) months assuming that we sell an additional $500,000 in Convertible Debentures upon the effectiveness of our Registration Statement, based on our current estimate of non-discretionary, and recurring cash overhead at approximately $54,000 per month, and monthly gross profits of approximately $50,000 per month we anticipate receiving in connection with fittings of our prosthetic limbs. However, we believe that we will need to raise additional financing in the next three to four months if we are unable to obtain effectiveness of our registration statement with the Commission, which effectiveness triggers the additional sale of the $500,000 in additional Convertible Debentures. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above and an additional $400,000 through the sale of additional Convertible Debentures in connection with our filing of our Registration Statement with the Commission. Assuming we receive these additional funds subsequent to the filing of this report and are able to sell the additional tranche of Convertible Debentures, we expect to increase our fiscal 2007 cash advertising and marketing budget five fold over our fiscal 2006 advertising budget. We believe the five fold increase in our advertising and marketing budget will generate a substantial ramp-up of our monthly prosthetic fittings rate and resulting gross profits due to a growing national awareness of our specialization in personalized pediatric services, combined with the re-fitting of the growing number of clients we have already fitted.

The increases in our advertising and marketing budget have already allowed us to undertake the following advertising and marketing activities:

o	The composition of and distribution of certain feature newspaper articles through our agreement with Global, which agreement we subsequently terminated in March 2007; and

o	Publicity and marketing campaign, pursuant to which we previously issued 7,000,000 shares of common stock to certain consultants.

Additionally, we believe the increases in our advertising and marketing budget will allow us to undertake the following activities during the next twelve (12) months, due to the $400,000 which we received in connection with the sale of Debentures in February 2007, and assuming the Purchasers purchase the additional $500,000 in Convertible Debentures:

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

As stated above, we anticipate receiving approximately $500,000 in a subsequent tranche in connection with the funding agreement described above, however, investors should keep in mind that any amounts of funding we receive pursuant to the funding will be reduced by fees paid to the lending source in connection with closing costs and legal and accounting costs associated with our need to file amendments and obtain effectiveness of our Form SB-2 Registration Statement.

Moving forward, we hope to request and/or encourage a broker-dealer to act as a market maker for our common stock so that we can gain approval to quote our common stock on the OTCBB during fiscal 2007, which we believe will increase the liquidity of our common stock, of which there can be no assurance.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had revenue of $133,323 for the three months ended March 31, 2007, compared to revenue of $274,679 for the three months ended March 31, 2006, a decrease in revenue of $141,356 or 51.5% from the prior period. The decrease in revenue for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, was mainly due to an unusual number of delayed fittings caused by those clients’ insurance providers requesting additional information regarding the fitting process. From time to time, prospective clients may have their fittings delayed by their insurance providers (usually Medicaid and Medicare) requesting additional information and/or clarification regarding the procedures we perform prior to those insurance providers paying for the prospective clients procedures. During the three months ended March 31, 2007, an unusually large amount of our prospective clients had their procedures delayed due to an increased number of such questions from their insurance providers. While we believe that we had an unusually high number of such delays during the three months ended March 31, 2007, and that such delays will not be nearly as extreme or prevalent during the remainder of fiscal 2007, there can be no assurance that our future revenues will not be impacted by such delays in the future.

We had total operating expenses of $474,900 for the three months ended March 31, 2007, compared to total operating expenses of $454,134 for the three months ended March 31, 2006, an increase in total operating expenses of $20,766 or 4.6% from the previous year’s period. The increase in total operating expenses was mainly due to a $23,803 or 61.2% increase in cost of sales, to $62,707 for the three months ended March 31, 2007, compared to $38,904 for the three months ended March 31, 2006 and a $979 or 19.4% increase in depreciation expense to $6,038 for the three months ended March 31, 2007, compared to $5,059 for the three months ended March 31, 2006, offset by a $4,016 or 1% decrease in selling, general and administrative expenses, to $406,155 for the three months ended March 31, 2007, compared to $410,171 for the three months ended March 31, 2006.

The 1% decrease in our selling, general and administrative expenses was mainly attributable to our decrease in revenue over the same period.

Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2007 were 305% compared to selling, general and administrative expenses as a percentage of revenue of 149% for the three months ended March 31, 2006, which represented an increase in selling, general and administrative expenses as a percentage of revenue of 156% from the prior period. This increase was mainly due to the 51.5% decrease in revenue for the three months ended March 31, 2007, offset by the 1% decrease in selling, general and administrative expenses for the three months ended March 31, 2007. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure

We had a loss from operations of $341,577 for the three months ended March 31, 2007, compared to a loss from operations of $179,455 for the three months ended March 31, 2006, an increase in loss from operations of $162,122 or 90.3% from the prior period. The increase in loss from operations was caused by the 51.5% decrease in revenue and the 4.6% increase in total operating expenses for the three months ended March 31, 2007, compared to the prior year’s period.

We had total other income, net of $341,637 for the three months ended March 31, 2007, compared to total other expense, net of $12,885 for the three months ended March 31, 2006, which represented an increase in other income of $354,522 from the prior period. The increase in net other income was mainly due to the $411,778 in income from the change in value of the derivative financial instruments for the three months ended March 31, 2007, that was not represented for the three months ended March 31, 2006, which was offset by an increase of $57,282 of interest expense also in connection with our outstanding Convertible Debentures, to interest expense of $70,141 for the three months ended March 31, 2007, compared to interest expense of $12,859 for the three months ended March 31, 2006.

We had net income of $60 for the three months ended March 31, 2007, compared to net loss of $192,340 for the three months ended March 31, 2006, an increase in net income of $192,400 from the previous period. The increase in net income was mainly due to the $411,778 of income from derivative financial instruments which was not represented during the three months ended March 31, 2006. Investors should keep in mind that our net income for the three months ended March 31, 2007, was the result of changes in the value of our derivative financial instruments and not the result of our core operations. Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a significant net loss for the three months ended March 31, 2007.

Investors should keep in mind that our net income for the three months ended March 31, 2007, was only the result of the positive changes in the value of our derivative financial instruments and that but for these changes, a substantial net loss for the three months ended March 31, 2007 would have resulted.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006

We had revenue from operations of $595,086 for the nine months ended March 31, 2007, compared to revenue of $558,321 for the nine months ended March 31, 2006, an increase in revenue of $36,765 or 6.6% from the prior period.

We had total operating expenses of $1,552,384 for the nine months ended March 31, 2007, compared to total operating expenses of $1,025,786 for the nine months ended March 31, 2006, an increase in total operating expenses of $526,598 or 51.3% from the previous year’s period. The increase in total operating expenses was mainly due to a $487,612 or 57.6% increase in selling, general and administrative expenses to $1,334,606 for the nine months ended March 31, 2007, compared to $846,994 for the nine months ended March 31, 2006, which increase was primarily due to increased marketing expenses in connection with our advertising and marketing campaign (described above), and increases in our legal and accounting expenses in connection with our amended Form 10-SB registration statement and Form SB-2 filings and the preparation of our public filings, as well as a $36,125 or 22.1% increase in cost of sales, to $199,743 for the nine months ended March 31, 2007, compared to $163,618 for the nine months ended March 31, 2006, and an increase of $2,861or 18.9% in depreciation expense, to $18,035 for the nine months ended March 31, 2007, compared to $15,174 for the nine months ended March 31, 2006, in connection with an increase in our depreciable asset base.

Selling, general and administrative expenses as a percentage of revenue for the nine months ended March 31, 2007 were 224%, compared to selling, general and administrative expenses as a percentage of revenue of 152% for the nine months ended March 31, 2006, which represented an increase in selling, general and administrative expenses as a percentage of revenue of 72% from the prior period. This increase was mainly due to the 57.6% increase in selling, general and administrative expenses for the nine months ended March 31, 2007, coupled with the 6.6% increase in revenue from operations for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a loss from operations of $957,298 for the nine months ended March 31, 2007, compared to a loss from operations of $467,465 for the nine months ended March 31, 2006, an increase of $489,833 or 104.8% from the prior period. The increase in loss from operations was mainly caused by the $526,598 or 51.3% increase in total operating expenses (which was mainly due to the 57.6% increase in selling, general and administrative expenses) for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006, coupled with the 6.6% increase in revenue for the nine months ended March 31, 2007, compared to the prior period.

We had total other income, net of $2,535,254 for the nine months ended March 31, 2007, compared to total other income, net of $279,622 for the nine months ended March 31, 2006, which represented an increase in other income, net of $2,255,632 from the prior period. The increase in other income, net was mainly due to the $2,764,979 in income related to the change in value of the derivative financial instruments for the nine months ended March 31, 2007, that was not represented for the nine months ended March 31, 2006, which was offset by an increase of $201,356 of interest expense also in connection with our outstanding Convertible Debentures, to interest expense of $229,726 for the nine months ended March 31, 2007, compared to interest expense of $28,370 for the nine months ended March 31, 2006, and a decrease in gain on extinguishment of debt of $310,799 to $0 for the nine months ended March 31, 2007, from a gain on extinguishment of debt of $310,799 for the nine months ended March 31, 2006, in connection with the Release, described below.

The gain on extinguishment of debt for the nine months ended March 31, 2006, was in connection with a Settlement Agreement and Release we entered into in November 2005, with Secured Releases, LLC ("Secured" and the "Release"). Pursuant to the Release, we and Secured agreed to settle our claims against each other in connection with a convertible promissory note issued in February 2001. In connection with the Release, we agreed to pay Secured $30,000, which has been paid to date and we and Secured agreed to release each other, our officers, directors, shareholders, members, agents, employees, representatives and assigns from any and all causes of action, suits, claims, demands, obligations, liabilities, damages of any nature, whatsoever, known or unknown in connection with the promissory note or any other dealings, negotiations or transactions between us and Secured. Under the settlement agreement, we paid $30,000 for the compete discharge of $201,045 of convertible debt and $139,754 of related accrued interest, resulting in a gain on extinguishment of debt of $310,799 for the nine months ended March 31, 2006.

We had net income of $1,577,956 for the nine months ended March 31, 2007, compared to net loss of $187,843 for the nine months ended March 31, 2006, an increase in net income of $1,765,799 from the previous period. The increase in net income was mainly due to the $2,255,632 increase in total other income, which was mainly due to the $2,764,979 of change in the value of the derivative financial instruments, which was offset by our $526,598 or 51.3% increase in operating expenses for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. Investors should keep in mind that our net income for the nine months ended March 31, 2007, was the result of changes in the value of our derivative financial instruments and not the result of our core operations. Without the changes to net income due to the changes in the fair value of derivative financial instruments, we would have had a significant net loss for the nine months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $750,236 as of March 31, 2007, which included current assets of $519,857, furniture and equipment, net of accumulated depreciation, of $52,917, and deferred financing cost of $177,462. Current assets included cash and cash equivalents of $79,175, trade and accounts receivable, net of $274,649, prepaid expenses and other current assets of $13,920, and current portion of net deferred financing cost of $152,113.

We had total liabilities of $3,301,010 as of March 31, 2007, which included current liabilities of $3,128,223, consisting of trade accounts payable of $131,451; accrued liabilities of $249,954; which included deferred salary payable to our officers; current portion of convertible debt of $75,000 which includes the loans entered into in March 2006 and April 2006, as described in greater detail herein; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; derivative financial instruments of $2,671,318, in connection with our Convertible Debentures and Warrants; and non-current liabilities consisting of deferred rent of $11,166 and long term portion of convertible debt, net of discount of $161,621.

We had a working capital deficit of $2,608,366 and an accumulated deficit of $10,921,373 as of March 31, 2007.

We had total net cash used by operating activities of $500,652 for the nine months ended March 31, 2007, which was mainly due to $2,764,979 of change in value of derivative liability, offset by $1,557,956 of net income and $506,997 of stock-based compensation, which included amounts amortized in connection with Global Media and other stock-based consulting agreements, as described above.

We had net cash used in investing activities of $11,814 for the nine months ended March 31, 2007, which was used solely in connection with the purchase of furniture and equipment.

We had $317,000 in net cash provided by financing activities for the nine months ended March 31, 2007, which included $10,000 paid on an outstanding convertible note held by a shareholder of the Company, $73,000 of payment of debt issuance costs associated with fees and costs paid to finders in connection with the current $400,000 raised through the February 2007 tranche of the Convertible Notes sold.

Since we began business, our trade accounts receivable balance has consistently risen over time. The primary reason for this constant increase in receivables is that our trade accounts receivable are often for substantial amounts that can generate challenges by insurance companies and, in certain cases, the need to pursue collections directly from the patients. These challenges have continually increased our days in receivables because our sales have continually increased. We believe that our trade accounts receivable balances will continue to increase at a greater rate than revenue growth until such revenue growth subsides. Management constantly reviews receivables for collectibility issues and has recognized a provision for bad debts of approximately 23% of revenue thus far for fiscal 2007.

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

In April 2006, we borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006, which date has since been extended until May 29, 2007. The shareholder has the option to convert this loan into 1,428,571 shares of our common stock at the rate of one share for each $0.035 then owed. The shareholder also has 1,428,571 outstanding warrants to purchase shares of our common stock at an exercise price of $0.045 per share, which warrants expire if unexercised on May 22, 2008.

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in March 2007, but have since been verbally extended to May 2007. In December 2006, $10,000 was repaid on one of the loans, leaving $25,000 outstanding under the loans as of the date of this report. Additionally, the remaining $25,000 owed pursuant to the loans are convertible into an aggregate of 714,286 shares of our common stock, with each $0.035 of each outstanding loan being able to convert into one share of our common stock.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which are to be payable in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, which are due May 30, 2009, $400,000 upon the filing of our original Registration Statement filing, which Registration Statement we filed on February 9, 2007, and which Convertible Debentures we sold shortly thereafter, and $500,000 upon the effectiveness of our Registration Statement. The Convertible Debentures are to be convertible into shares of our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

The fees and costs associated with the $1,000,000 in funding we have received to date are disclosed in the table below:

First Closing Fees and Costs (on $600,000 received through the sale of Notes in May 2006)

	$100,000	Finder	Lionheart Associates, LLC doing business as Fairhills Capital as a finder's fee in connection with the funding;
	$18,000	Finder	OTC Financial Network, as a finder's fee in connection with the funding;
	$75,000	Legal Fees and Closing Payments	To our counsel, the Purchasers' counsel and certain companies working on the Purchasers' behalf
	$10,000	Held in escrow	Held in Escrow for the payment of additional Key Man life insurance on Linda Putback-Bean and Kenneth W. Bean
Total	$203,000

Second Closing Fees and Costs (on $400,000 received through the sale of Notes in February 2007)

	$50,000	Finder	Lionheart Associates, LLC doing business as Fairhills Capital as a finder's fee in connection with the funding;
	$18,000	Finder	OTC Financial Network, as a finder's fee in connection with the funding;
	$5,000	Closing costs	Escrow fees
Total	$73,000*

Total Notes sold to the Purchasers as of the date of this filing:
			$1,000,000
		Minus fees described above	$276,000
		Total funds received by the Company	$724,500

* Which amount includes funds paid by the Company to its legal counsel and independent auditor in connection with its reporting requirement and the drafting and review of our Registration Statement and the financial statements contained therein.

Other than the payments described above, we do not anticipate having to pay any additional money, other than approximately $5,000 in closing costs associated with the next funding tranche and $9,000 to our finder OTC Financial Network out of the funds we will receive from the next funding tranche, to the Purchasers or any entities associated with the Purchasers or the funding tranches, other than amounts we may choose to prepay on the Notes and/or quarterly interest payments on the Notes, which are not accrued and/or which are not converted into shares of our common stock pursuant to the terms of the Notes. We have not however paid any of the accrued interest on the Convertible Notes to date, and although we have not been requested to pay such interest by the Purchasers to date, we may choose to pay such accrued interest out of the funds we receive from the third funding tranche.

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

We received $1,000,000 from the sale of Convertible Debentures in May 2006 and February 2007, and anticipate spending the additional $500,000 from the sale of the last tranche of Notes upon the effectiveness of our Registration Statement as follows:

•	$50,000 - Repayment of a stockholder loan;
•	$10,000 - Inventory for our prosthetics operations;
•	$60,000 - Equipment and building improvements;
•	$200,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;
•	$14,000 - Closing costs and finders fees in connection with the funding; and
•
$76,000- General working capital, including certain amounts for officers and directors salaries, rent and office expenses, of which a portion may be used to pay accrued interest on the Convertible Notes. We have not paid any of the accrued interest on the Convertible Notes to date, and have not been requested to pay such interest by the Purchasers to date.

Investors should keep in mind that any amounts of funding we have left over for working capital after the payment of the expenses above will likely be further reduced by fees paid in connection with legal and accounting costs associated with our need to file amendments and obtain effectiveness of our Form SB-2 Registration Statement, as well as our other periodic filing obligations.

As of May 2007, we believe we can operate for approximately the next twelve (12) months assuming that we sell an additional $500,000 in Convertible Debentures upon the effectiveness of our Registration Statement, based on our current estimate of non-discretionary and recurring cash overhead of approximately $54,000 per month and monthly gross profits of approximately $50,000 per month we anticipate receiving in connection with fittings of our prosthetic limbs. However, we believe that we will need to raise additional financing in the next three to four months if we are unable to obtain effectiveness of our registration statement with the Commission, which effectiveness triggers the additional sale of the $500,000 in additional Convertible Debentures. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We also plan to increase our yearly advertising and marketing budget approximately five fold, for the fiscal year ending June 30, 2007, compared to the fiscal year ending June 30, 2006, by utilizing a large portion of the $900,000 which we have received pursuant to the funding tranches, which we believe will allow us to increase our monthly sales and gross profits substantially over the next fiscal year, due to our increased advertising and marketing of our services, explained above. However, investors should keep in mind that any amounts of funding we receive pursuant to the Convertible Debentures will be reduced by fees paid to the lending source and legal and accounting costs associated with our need to file and obtain effectiveness of our Form SB-2 Registration Statement.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2006 and 2005, we incurred net losses of $4,413,417 and $4,356,519, respectively, and experienced negative cash flows from operations of $436,226 and $298,454, respectively. During the nine months ended March 31, 2007, we had net income of $1,577,956, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $500,652. Additionally, we had negative working capital of $2,608,366 and a total accumulated deficit of 10,921,373 as of March 31, 2007. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 79 fitted in fiscal 2006; 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $482,360 and $4,020,264 during the years ended June 30, 2006 and 2005, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES WHICH WE AGREED TO SELL IN MAY 2006, AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006, we sold certain third party investors an aggregate of $600,000 in Convertible Debentures and agreed to sell them an additional $900,000 in Convertible Debentures, $400,000 of which we have sold as of the filing of this report. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if such Convertible Debentures are not converted into shares of our common stock, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital, we may be forced to curtail or abandon our business operations.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT TO IMPLEMENT OUR BUSINESS PLAN, AND LOSING HER SERVICES WOULD BE INJURIOUS TO OUR BUSINESS.

Our success is substantially dependent upon the time, talent, and experience of Linda Putback-Bean, our President and Chief Executive Officer. Mrs. Putback-Bean possesses a comprehensive knowledge of our business and has built numerous relationships with industry representatives. We have no employment agreement with Ms. Putback-Bean. While Mrs. Putback-Bean has no present plans to leave or retire, her loss would have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain life insurance in the amount of $1,500,000 with respect to Mrs. Putback-Bean and $500,000 with respect to Mr. Bean. If we were to lose the services of Mrs. Putback-Bean, our operations may suffer and we may be forced to curtail or abandon our business plan.

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

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the years ended June 30, 2006 and 2005 we had net losses of $4,413,417 and $4,356,519, respectively and net cash flows used in operating activities of $436,226 and $298,454, respectively. During the nine months ended March 31, 2007, we had net income of $1,577,956, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and we had a working capital deficit of $2,608,366 as of March 31, 2007. Furthermore, we had an accumulated deficit of $10,921,373 at March 31, 2007. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of March 31, 2007, our accounts receivable over 120 days old represented more than 50% of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of May 9, 2007, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENTLY OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of May 9, 2007, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 31% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 2,000,000 shares of common stock, for a total of a total of approximately 50.2% of our total voting power based on 118,274,889 voting shares, which includes the 98,274,889 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,500,000 IN OUTSTANDING DEBENTURES OF WHICH $1,000,000 IS CURRENTLY OUTSTANDING AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

Upon the occurrence of and during the continuance of any Event of Default under the Debentures, which includes the following events:

o	Our failure to pay any principal or interest on the Debentures when due;

o	Our failure to issue shares of common stock to the Purchasers in connection with any conversion as provided in the Debentures;

o
Our failure to obtain effectiveness of our Registration Statement by August 13, 2007, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

o	Our entry into bankruptcy or the appointment of a receiver or trustee;

o
Our breach of any covenants in the Debentures or Purchase Agreement, or our breach of any representations or warranties included in any of the other agreements entered into in connection with the Closing; or

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

In addition, the common stock issuable upon conversion of the Debentures and exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Debentures may be converted into common stock at a discount to the market price of our common stock of 50% of the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received, and such discount to market, provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

The Debentures will be convertible into shares of our common stock at a discount to market of 50% of the average of the lowest three trading days which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Conversion Price”). The significant downward pressure on the price of our common stock as the Debenture holders convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Debentures or exercise of the Warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

WE MUST SATISFY CERTAIN CONDITIONS BEFORE THE SELLING SECURITY HOLDERS ARE OBLIGATED TO PURCHASE THE REMAINING $500,000 OF DEBENTURES.

We sold $600,000 of Debentures in May 2006 and $400,000 of Debentures in February 2007. We also received a commitment to purchase an additional $500,000 of Debentures, upon the effectiveness of our Registration Statement. If the Registration Statement is not declared effective or an Event of Default occurs under the Debentures, the Debenture holders will have no obligation to purchase the remaining tranche of Debentures. If the Debenture holders do not purchase the remaining Debentures, we will not raise the additional $500,000. This could force us to curtail or abandon our business plan, which would decrease the value of our securities.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the quarterly period covered by this Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as our auditors discovered significant adjustments relating to revenue recognition, accrual of liabilities, and recording of share-based compensation.  In addition to the adjustments identified by our auditor, we failed to timely file our Quarterly Reports on Form 10-QSB for the quarters ended December 31, 2005, March 31, 2006, and September 30, 2006 and we failed to timely file our Annual Report on Form 10-KSB for the period ending June 30, 2006. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES

We issued the following securities during the period covered by this report:

On or about February 16, 2007, we sold an aggregate of $400,000 in Callable Secured Convertible Notes, which bear interest at the rate of 6% per annum to the Purchasers in connection with a Securities Purchase Agreement entered into with the Purchasers on May 30, 2006. We claim an exemption from registration provided by Rule 506 of Regulation D for the above issuances.

We issued the following securities subsequent to the period covered by this report:

On April 17, 2007, we granted an aggregate of 1,000,000 warrants to purchase shares of our common stock to the Purchasers, which warrants are exercisable for $0.10 per share and expire if unexercised on 6:00 p.m., Eastern Standard Time on May 30, 2013, as described in greater detail above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above grants, since the foregoing grants did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) EXHIBITS:

Exhibit 3.1(1)	Amendment to Articles of Incorporation of the Company (March 15, 2007)

Exhibit 10.1(4)	Sample Host Affiliate Agreement

Exhibit 10.2(2)	Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)	Securities Purchase Agreement

Exhibit 10.4(3)	Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.5(3)	Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.6(3)	Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.7(3)	Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.9(3)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.10(3)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.11(3)	Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)	Security Agreement

Exhibit 10.13(3)	Intellectual Property Security Agreement

Exhibit 10.14(3)	Registration Rights Agreement

Exhibit 10.15(4)	Consulting Agreement with National Financial Communications Corp.

Exhibit 10.16(4)	Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(4)	Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18(5)	Waiver of Rights Agreement

Exhibit 10.20(6)	Kertes Convertible Note and Warrant

Exhibit 10.21(6)	Global Media Agreement

Exhibit 10.22(7)	Second Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.23(7)	Second Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.24(7)	Second Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.25(7)	Second Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.26(8)	Second Waiver of Rights Agreement

Exhibit 10.27(9)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.28(9)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.29(9)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.30(9)	Stock Purchase Warrant with New Millennium Capital Partners, LLC

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(1) Filed as an exhibit to our report on Form 8-K filed with the Commission on March 20, 2007, and incorporated herein by reference.

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

(5) Filed as an exhibit to our Form 10-KSB filed with the Commission on October 27, 2006, and incorporated herein by reference.

(6) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on February 9, 2007, and incorporated herein by reference.

(7) Filed as exhibits to our report on Form 8-K filed with the Commission on February 26, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our report on Form 8-K filed with the Commission on April 18, 2007, and incorporated herein by reference.

(9) Filed as exhibits to our Form SB-2A Registration Statement filed with the Commission on April 30, 2007, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period ended March 31, 2007:

o
January 23, 2007, to report that the Company had concluded in August 2006, that it would need to restate certain of its previously filed financial information for the quarters ended March 31, 2006, December 31, 2005 and December 31, 2005.

o	February 8, 2007, to report that the Company had cleared comments in connection with its Form 10-SB Registration Statement with the Commission.

o	February 26, 2007, to report the closing of the Second Closing with the Purchasers.

o	March 20, 2007, to report the filing of Articles of Amendment to our Certificate of Amendment to increase our authorized shares of common stock.

We filed the following reports on Form 8-K subsequent to the period covered by this report:

o
April 18, 2007, to report our entry into the Second Waiver of Rights Agreement with the Purchasers and the issuance to the Purchasers of 1,000,000 Warrants to purchase shares of our common stock at $0.10 per share.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC PROSTHETICS, INC.

DATED: May 15, 2007

By: /s/ Kenneth W. Bean
Kenneth W. Bean
Chief Financial Officer (Principal Accounting Officer)