Form 10KSB
period 2007-06-30
PEDIATRIC PROSTHETICS INC
filed 2007-10-15
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[    ]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 000-51804

PEDIATRIC PROSTHETICS, INC.
(Name of small business issuer in its charter)

Idaho	68-0566694
(State of organization)	(I.R.S. Employer Identification No.)

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

The issuer's revenues for its most recent fiscal year were $859,173.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of September 19, 2007, was approximately $1,769,142.

At September 19, 2007, there were 104,125,789 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	13

ITEM 3. LEGAL PROCEEDINGS	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 16	13

PART II

PART III

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007. AS USED HEREIN, THE "COMPANY," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO PEDIATRIC PROSTHETICS, INC.

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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting, will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005, until December 31, 2005, we made approximately twenty-seven fittings; from January 1, 2006, until June 30, 2006, we made approximately thirty-six fittings; from July 1, 2006 to June 30, 2007, we made approximately fifty-nine fittings, and from July 1, 2007 until September 15, 2007, we made approximately twelve fittings, two of which were pro bono. We averaged approximately four or five fittings per month through December 2005 and have averaged approximately five to six fittings per month since January 2006.

HISTORY OF THE COMPANY

Pediatric Prosthetics, Inc. (“we,” “us,” and the “Company”) was formed as an Idaho corporation on January 29, 1954, under the name Uranium Mines, Inc. From January 1954 onward, we experienced various restructurings and name changes, including a name change effective March 9, 2001, to Grant Douglas Acquisition Corp. From approximately February 6, 2001, until the date of the Exchange (defined below) we had been a non-operating, non-reporting, corporate shell, without assets or operations, but had traded our common stock on the Pinksheets under the symbol "GDRG."

On October 10, 2003, a separate Texas corporation Pediatric Prosthetics, Inc. ("Pediatric Texas"), entered into an acquisition agreement with us, whereby Pediatric Texas agreed to exchange 100% of its outstanding stock for 8,011,390 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (the "Exchange"). Prior to the Exchange, Pediatric Texas had limited operations, consisting solely of hiring Dan Morgan, our current Vice President and Chief Prosthetist, and seeking a merger and/or acquisition candidate, which was eventually affected in connection with the Exchange.

In connection with the Exchange, the shareholders of Pediatric Texas (who became our shareholders subsequent to and in connection with the Exchange) agreed to assume $443,632 in liabilities related to the assumption of a $350,000 convertible note and $93,632 of accrued interest on such note that was held by us prior to the Exchange. From November 2003 through June of 2005 we repaid $148,955 of note principal through the issuance of common stock with a fair market value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt. During the year ended June 30, 2006, we negotiated the extinguishment of the remaining convertible note of $201,045 and accrued interest of $139,754 for a one time cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.

Following the Exchange, we remained as the surviving accounting entity and adopted a name change from Grant Douglas Acquisition Corp. to Pediatric Prosthetics, Inc. on October 31, 2003. We entered into the Exchange to acquire an operating business in the form of Pediatric Texas, and the shareholders of Pediatric Texas entered into the Exchange to obtain a shell company in which to place the operations of Pediatric Texas, and to trade such resulting company’s common stock on the Pinksheets.  Since May 25, 2007, our common stock has been quoted on the OTCBB under the symbol “PDPR.”.

Warranties

We provide an unlimited one-year warranty on each of our prostheses, which covers both materials and workmanship. Our sub-component suppliers also provide us a one-year warranty on all components, whether electrical or structural, as a result, we are in effect only responsible for the cost of the re-installation of failed sub-components. To date, warranty repair costs borne by us have been limited  and totaled approximately $6,379 during the fiscal year ended June 30, 2007.

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

Loan Agreements

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders, Robert Castignetti and John Swartz, to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in May 2006, but were subsequently verbally extended to May 2007, but were not further extended.  Both loans were repaid with all accrued and unpaid interest in August 2007.

In April 2006, we borrowed $50,000 from a shareholder of the Company and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006, which date was subsequently extended until May 29, 2007, but which was not further extended.  The outstanding balance of the loan, plus accrued and unpaid interest was repaid by us in August 2007.

Service Agreement with Stock Enterprises

In May 2006, we entered into a services agreement with Stock Enterprises, a privately held financial and investor relations services firm ("Stock"), whereby Stock agreed to provide us investor relations services on a non-exclusive basis for the period of one (1) year.  We issued 2,000,000 restricted shares of our common stock to Stock, pursuant to this agreement on May 21, 2007.

May 2006 Securities Purchase Agreement

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures," the “Notes” or the “Convertible Notes”), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 which was received in February 2007, upon the filing of our registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 which was received shortly after the effectiveness of our registration statement on July 27, 2007.

The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the “Conversion Price”). Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We originally agreed to register all of the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for; however, pursuant to the Second Waiver of Rights Agreement, described below, the Purchasers agreed to amend the terms of the Registration Rights Agreement such that we were only required to register 9,356,392 shares underlying the Debentures on our Form SB-2 registration statement, which was declared effective on July 20, 2007. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

We also agreed in the Purchase Agreement to use our best efforts to increase our key man life insurance on our President and Director, Linda Putback-Bean and our Vice President and Director Kenneth W. Bean, which we have been able to increase to $3,000,000 and $2,000,000, respectively.

The $600,000 we received from the Purchasers at the Closing, in connection with the sales of the Debentures was used and distributed as follows:

o
$100,000 to Lionheart Associates, LLC doing business as Fairhills Capital ("Lionheart" or "Fairhills"), as a finder's fee in connection with the funding (we also have agreed to pay Lionheart an additional $50,000 upon the payment of the next tranche of the funding by the Purchasers);

o
$18,000 to OTC Financial Network, as a finder's fee in connection with the funding (we also have agreed to pay OTC Financial Network an additional $27,000 upon the payment of additional tranches of funding by the Purchasers);

o	$75,000 in legal fees and closing payments to our counsel, the Purchaser's counsel and certain companies working on the Purchaser's behalf;

o
$10,000 to be held in escrow for the payment of additional key man life insurance on Linda Putback-Bean and Kenneth W. Bean which policy has been obtained and for which the Company will receive such funds; and

o
$370,000 to us, which we spent on legal and accounting fees in connection with the filing of our amended Form 10-SB, outstanding reports on Form 10-QSB, and Form SB-2 registration statement, as well as marketing and promotional fees and inventory costs, as well as other general working capital purposes.

Callable Secured Convertible Notes

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a three year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 50% of the average of the lowest three trading days over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the "Conversion Price").

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

3.
Our failure to file a Registration Statement covering the shares of common stock which the Debentures are convertible into within sixty (60) days of the Closing (July 31, 2006), or obtain effectiveness of such Registration Statement within one hundred and forty-five (145) days of the Closing (October 22, 2006), which dates were later amended to February 15, 2007, and August 13, 2007, respectively in connection with the Waiver of Rights Agreement and the Second Waiver of Rights Agreement, described in greater detail below, and which amended dates were both met by us, or if such Registration Statement once effective, ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

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

Stock Purchase Warrants

In connection with the Closing, we sold Warrants for the purchase of 50,000,000 shares of our common stock to the Purchasers, which warrants are exercisable for shares of our common stock at an exercise price of $0.10 per share (the "Exercise Price"). Each Purchaser, however, has agreed not to exercise any of the Warrants into shares of common stock, if, as a result of such exercise, such Purchaser and affiliates of such Purchaser will hold more than 4.99% of our outstanding common stock.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into at the Closing, we agreed to file a registration statement on Form SB-2, to register two (2) times the number of shares of common stock which the Debentures are convertible into (to account for changes in the Conversion Rate and the conversion of interest on the Debentures) as well as the shares of common stock issuable in connection with the exercise of the Warrants, within sixty (60) days of the Closing which we were not able to accomplish, but which date was amended from sixty (60) days from the Closing until January 15, 2007, in connection with the Waiver of Rights Agreement, and until February 15, 2007, in connection with the Second Waiver of Rights Agreement (both described below), which filing date was met by us. Additionally, the number of shares of common stock we were required to register on the Registration Statement has been amended to include only 9,356,392 shares of common stock underlying the Debentures, due to amendments to the Registration Rights Agreement affected by the Second Waiver of Rights Agreement.   We gained effectiveness of the Registration Statement on July 20, 2007.

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

The Amendment was approved by the affirmative vote of 61,290,112 shares entitled to vote at our special meeting of shareholders held on March 9, 2007, consisting of 41,290,112 shares voted by our common stockholders and 1,000,000 shares of preferred stock which vote an equivalent of 20,000,000 shares of our common stock, voted by our preferred stockholders, which shares on an as converted basis represented approximately 52% of our outstanding common stock as of February 12, 2007, the record date of the meeting.

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

The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

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

Second Waiver of Rights Agreement

On April 17, 2007, with an effective date of January 15, 2007, we entered into a Second Waiver of Rights Agreement (the “Second Waiver”) with the Purchasers. Pursuant to the previous Waiver of Rights Agreement we entered into with the Purchasers in October 2006 (the “First Waiver”), we agreed to use our best efforts to obtain shareholder approval to increase our authorized shares by December 15, 2006; to file a registration statement with the SEC covering the Underlying Shares no later than January 15, 2007, and to obtain effectiveness of such registration statement with the SEC by April 16, 2007.

Pursuant to the Second Waiver, the Purchasers agreed to waive our failure to file a registration statement by the prior January 15, 2007, deadline (we filed the registration statement on February 9, 2007), agreed we are not in default of the Rights Agreement; agreed to waive our inability to maintain effective controls and procedures as was required pursuant to the Purchase Agreement, that we are required to use our “best efforts” to maintain effective controls and procedures moving forward; to waive the requirement pursuant to the Purchase Agreement that we keep solvent at all times (defined as having more assets than liabilities); to waive the requirement pursuant to the Purchase Agreement that we obtain authorization to obtain listing of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”), and to allow for us to use our “best efforts” to obtain listing of our common stock on the OTCBB, which listing we obtained effective May 25, 2007.

We also agreed along with the Purchasers, pursuant to the Second Waiver, to amend the Rights Agreement to reduce the number of shares we are required to register pursuant to the Rights Agreement, from all of the Underlying Shares, to only 9,356,392 of the shares issuable upon conversion of the Notes and to amend the date we are required to obtain effectiveness of our registration statement by from April 16, 2007, to August 13, 2007, which registration statement was declared effective on July 20, 2007.  The 9,356,392 shares of common stock we are required to register pursuant to the Second Waiver is equal to the amount remaining after calculating approximately 30% of our then public float (17,909,961 shares, with our public float equal to approximately 58,866,538 shares as of the date of the Second Waiver), and subtracting the 8,553,569 shares of common stock held by other shareholders, which were being registered in our Registration Statement, which gave us a total of 9,356,392 shares available to be registered for the Purchasers. Because we believe that the registration of shares totaling only approximately 30% of our public float clearly does not represent a primary offering of our securities, we and the Purchasers believe that the registration of only 9,356,392 shares underlying the Notes would expedite the review and effectiveness of our Registration Statement.

It is anticipated that the Purchasers will rely on Rule 144 under the Securities Act of 1933, as amended in the future for any sales of shares issuable in connection with the conversion of the Notes and/or exercise of the Warrants which are no longer required to be registered on a registration statement by us pursuant to the amendments above.

In consideration for their entry into the Second Waiver, we granted the Purchasers additional warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants shall expire if unexercised on the same date as the original Warrants expire if unexercised, May 30, 2013, which warrants were granted to the Purchasers as follows:

AJW Partners, LLC	Warrant to purchase 102,000 shares of common stock
AJW Offshore, Ltd.	Warrant to purchase 606,000 shares of common stock
AJW Qualified Partners, LLC	Warrant to purchase 279,000 shares of common stock
New Millennium Capital Partners II, LLC	Warrant to purchase 13,000 shares of common stock
Total	Warrants to purchase 1,000,000 shares of common stock

Third Funding Tranche

On or about July 27, 2007 (the "Third Closing"), we sold an aggregate of $500,000 in Callable Secured Convertible Notes (“Debentures”), to the Purchasers, which funds were received by us on or about July 31, 2007. The sale of the Debentures represented the third and final tranche of funding in connection with our Securities Purchase Agreement ("Purchase Agreement") entered into with the Purchasers on May 30, 2006.

The $500,000 we received from the Purchasers at the Third Closing, in connection with the sales of the Debentures will be used as follows (all amounts listed are approximate):

Outstanding legal expenses in connection with
our Form SB-2 Registration Statement and periodic filings:	$40,000

Accounting fees and expenses	$40,000

Repayment of shareholder notes	$75,000

Supplier expenses	$40,000

Closing costs and finders fees	$20,000

Equipment purchases and capital improvements	$40,000

Marketing expenses and general working capital	$245,000

Total	$500,000

The Market Place

According to the Limb Loss Research and Statistics Program ("LLR&SP"), a multi-year statistical study done by the American Amputee Coalition in 2001, in concert with the Johns Hopkins Medical School, and the United States Center of Disease Control, approximately 1,000 children are born each year with a limb loss in the United States. The LLR&SP can be found at www.amputee-coalition.org. During their high growth years, ages 1 through age 12, these children will be candidates for re-fitting once per year as they grow. We calculate that there are presently approximately up to 12,000 pre-adolescent (younger than age 12) children in the United States in need of prosthetic rehabilitation, based on the fact that there are approximately 1,000 children born each year with a limb-loss in the United States.

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

Employees

As of September 18, 2007, we had six employees, three of which are in management positions. We also use the services of outside consultants as necessary to provide therapy, public relations and business and financial services. Our employees include the following individuals:

Consultants

Occupational Therapists

    1. Nancy Conte-Fisher
    2. JoAnne Liberatore

Physical Therapist

    1. Kim Ramey

Other Consultants

    1. James Stock, Investor Relations Consultant.
    2. Joe Gordon, Business Consultant.
    3. Mark Santos, Marketing Consultant.
    4. George Boomer, Marketing Consultant.
    5. John Beagan, Marketing Consultant.
    6. OTC Financial Network, Geoffrey Eiten.
    7. Agility Business Partners, Financial Consulting/SEC Consulting

Agreements with Host Affiliates

We have entered into consulting contracts with fifteen (15) host prosthetic providers ("Host Affiliates") with facilities at various locations in 19 states.

These consulting agreements allow us to utilize the Host Affiliate's patient-care facilities and billing personnel to aid us in fitting and fabricating custom-made artificial limbs and provide related care and training in multiple geographic locations. We receive a consulting fee from the Host Affiliate on a case-by-case basis but generally we receive 70% of the net cash after components costs for the fitting and fabrication, and the Host receives 30% of the net cash for billing services and use of their lab-facilities. These contracts generally have automatic renewals every six months unless either party provides notice of termination.

We have incorporated by reference a sample of one of our Host Affiliates contracts to this filing as Exhibit 10.2.

As of September 18, 2007, our Host Affiliate companies were:

    1. Restorative Health Services, Nashville, TN
    2. Creative Prosthetics and Orthotics, 9 cities throughout New York
    3. Douglass Orthotics & Prosthetics, Seattle, WA
    4. Union Prosthetics, Pittsburgh, PA
    5. Advanced O&P, Springfield, MO (operates in MO, AR, KS, and OK)
    6. AZ Prosthetics, Scottsdale, AZ (also operates in CA, and NC)
    7. Orthotic Solutions, Fairfax, VA (also operates in MD)
    8. Innovative Prosthetic Solutions, Lake Forest, CA
    9. Hemet O&P Los Angeles, CA
    10. Michigan Orthotics & Prosthetics, Saganaw, MI
    11. American Orthopedics, Columbus, OH
    12. Harlingen O&P, Harlingen, TX
    13. Land of Lakes O&P Minneapolis, MN, and St. Paul, WI
    14. O&P Clinical Technologies, Gainesville, FL
    15. Capitol Prosthetics, Columbia, SC

Regulations

We are accredited by the Texas Department of Health and are subject to certain state and federal regulations related to the certification of our prosthetists, patient-care facility and billing practices with insurance companies and various state and federal health programs including Medicare and Medicaid.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 3,220 square feet of space that includes our fabrication laboratory, six offices, three fitting/therapy rooms and a playroom/waiting area at 12926 Willow Chase Drive in Houston, Texas. We have a five year and four month lease that expires in April 2008 for which we currently pay approximately $3,891 per month in rent and approximately $900 per month in additional charges in connection with operating costs on the building and real estate taxes in connection with such lease. We have an option to renew the lease for an additional five years upon the expiration date of the original lease term. The monthly rental charges for the original term of the lease and the five year extension, should we choose to renew the lease for an additional five year term, are set forth below:

Lease year:	Monthly Rent:

1	$3,488
2	$3,623
3	$3,757
4	$3,891
5	$4,025

option year 1	$4,159
option year 2	$4,293
option year 3	$4,428
option year 4	$4,562
option year 5	$4,696

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

On May 25, 2007, our common stock was approved to trade on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “PDPR” and prior to that date, our common stock had traded on the “pink sheets.” However, the fact that our securities have historically had limited and sporadic trading on the pink sheets, and has only recently been approved for trading on the OTCBB, does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing.  For the quarter ending June 30, 2007, we had a high sales price of $0.048 and a low sales price of $0.026.

As of September 18, 2007, there were 104,125,789 shares of common stock outstanding held by approximately 450 stockholders of record.

Common Stock

We are currently authorized to issue 950,000,000 shares, $0.001 per share par value common stock. The following description of our common stock and certain provisions of our Articles of Incorporation, as amended (the "Articles") is a summary, does not purport to be complete, and is subject to the detailed provisions of, and is qualified in its entirety by reference to, the Articles and Bylaws, copies of which have been incorporated by reference as exhibits to this filing.

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

Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share, with characteristics to be determined by the Board of Directors. On October 31, 2003, Articles of Amendment to the Articles of Incorporation provided for a series of preferred stock consisting of 1,000,000 shares, par value $0.001 per share, and designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder, into one fully paid and nonassessable share of common stock but includes voting privileges of 20 to 1. The holders of Series A Convertible Preferred Stock have the right to vote for the election of directors and for all other purposes. It is non-cumulative but participates in any declared distributions on an equal basis with common stock. The holders of Series A Convertible Preferred Shares are entitled to receive dividends when declared by the Board of Directors and have the same liquidation preference as the common stock. As of September 18, 2007, 1,000,000 shares of Series A Convertible Preferred Stock are issued and outstanding.

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

On April 17, 2007, we granted four entities warrants to purchase an aggregate of 1,000,000 shares of our common stock to the Purchasers, which warrants are exercisable for $0.10 per share and expire if unexercised on 6:00 p.m., Eastern Standard Time on May 30, 2013, as described in greater detail above. We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for the above grants, since the foregoing grants did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions.

In May 2006, we entered into a services agreement with Stock Enterprises, a privately held financial and investor relations services firm ("Stock"), whereby Stock agreed to provide us investor relations services on a non-exclusive basis for the period of one (1) year, and agreed to issue Stock 2,000,000 restricted shares of our common stock, which shares were issued in May 2007.   We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

We issued the following securities subsequent to the period covered by this report:

On or about July 27, 2007, we sold an aggregate of $500,000 in Callable Secured Convertible Notes, which bear interest at the rate of 6% per annum to the Purchasers in connection with a Securities Purchase Agreement entered into with the Purchasers on May 30, 2006. We claim an exemption from registration provided by Rule 506 of Regulation D for the above issuances.

Between July 23, 2007 and October 3, 2007, the Purchasers individually provided us notice of their intention to convert an aggregate of $63,414.53 of principal of the May 30, 2006, Debentures into an aggregate of 4,450,050 shares of our common stock (the “Shares”) based on Conversion Prices of between $0.0165 and $0.0119 per share,  as of the date of each of the Notices of Conversions.   We subsequently issued the Purchasers the Shares, which Shares were registered by us on our Form SB-2 Registration Statement declared effective by the Commission on July 20, 2007.  As a result of the conversions, we currently owe an aggregate of approximately $1,436,585.47 to the Purchasers in connection with the principal amount of the outstanding Debentures as of the filing of this report (not including any accrued and unpaid interest on such Debentures).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION PLAN OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

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

As of September 2007, we believe we can operate for approximately the next twelve months.  We believe we will require recurring cash for overhead of approximately $54,000 per month, and that we will receive monthly gross profits of approximately $50,000 per month in connection with fittings of our prosthetic limbs. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, an additional $400,000 through the sale of additional Convertible Debentures in connection with our filing of our Registration Statement with the SEC, and a final $500,000 in connection with the sale of Debentures when our Registration Statement was declared effective on or around July 20, 2007.  Increases in our advertising and marketing budget during the year ended June 30, 2007, have allowed us to undertake the following advertising and marketing activities:

o	The composition of and distribution of certain feature newspaper articles through our agreement with Global, which agreement we subsequently terminated in March 2007; and

o	Publicity and marketing campaign, pursuant to which we previously issued 7,000,000 shares of common stock to certain consultants.

Additionally, we believe the increases in our advertising and marketing budget will allow us to undertake the following activities during the next twelve (12) months, funding permitting, of which there can be no assurance:

o
The production, filming, editing and narration of informational videos on the value of modern prosthetic options for children, which videos describe the success stories we have had in helping children overcome limb loss by fitting such children with artificial limbs, as well as the distribution of such videos to fellow pediatric professionals such as nurses, physical therapists, doctors and hospital-based family counselors nationally, at a cost of approximately $10,000;

o	Costs associated with a national internet marketing campaign utilizing state of the art S.E.O.P and pay per click advertising at a cost of approximately $50,000

o
Travel and associated costs involved with appearances on television shows, medical conventions and nursing schools at a cost of approximately $20,000; and travel and components expenses related to pro-bono fittings in various cities across the United States of approximately $100,000, and the establishment of a national internet chat-room for parents and kids with a limb-loss at a cost of approximately $10,000

o	Sponsorship costs of non-profit organizations such as the "Amputee Coalition of American" and the Para-Olympics, at a cost of approximately $10,000.

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

Derivative Financial Instruments — The Company reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

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

Stock Based Compensation -- In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R). The Company adopted the requirements of FAS 123R as of July 1, 2005 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 140, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments.  Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations;  (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No, 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its financial statements.

In September 2006, the FASB issued SFAS No, 57, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2007 COMPARED TO THE YEAR ENDED JUNE 30, 2006

We had revenue from operations of $859,173 for the year ended June 30, 2007, compared to revenue of $716,107 for the year ended June 30, 2006, an increase in revenue of $143,066 or 20% from the prior period.  The main reason for the increase in revenue was increased fittings for the year ended June 30, 2007, compared to the year ended June 30, 2006, which was the result of our increased marketing efforts during the year ended June 30, 2007.

We had cost of sales of $295,359 for the year ended June 30, 2007, compared to cost of sales of $219,272 for the year ended June 30, 2006, an increase in cost of sales of $76,087 or 34.7% from the prior period, which increase was a direct result of our increased sales for the current period.

We had total operating expenses of $1,821,296, for the year ended June 30, 2007, compared to total operating expenses of $1,394,170 for the year ended June 30, 2006, an increase in total operating expenses of $427,126 or 30.6% from the previous year’s period. The increase in total operating expenses was mainly due to a $423,284 or 30.8% increase in selling, general and administrative expenses, to $1,797,223 for the year ended June 30, 2007, compared to $1,373,939 for the year ended June 30, 2006.  This increase was primarily due to increased marketing expenses in connection with our advertising and marketing campaign (described above), increased bad debt expenses,  increases in our legal and accounting expenses in connection with our amended Form 10-KSB and Form SB-2 filings and the preparation of other public filings.

Selling, general and administrative expenses as a percentage of revenue for the year ended June 30, 2007 was 209%, compared to selling, general and administrative expenses as a percentage of revenue of  192% for the year ended June 30, 2006, which represented an increase in selling, general and administrative expenses as a percentage of revenue of 17% from the prior period. We expect our selling, general and administrative expenses as a percentage of revenue to initially be higher than future percentages due to early stage startup costs associated with building an administrative infrastructure.

We had a loss from operations of $1,257,482 for the year ended June 30, 2007, compared to a loss from operations of $897,335 for the year ended June 30, 2006, an increase of $360,147 or 40.1% from the prior period. The increase in loss from operations can be attributed to the factors described above.

We had total other income, net of $2,100,585 for the year ended June 30, 2007, compared to total other expense, net of $3,516,082 for the year ended June 30, 2006, which represented an increase of $5,616,667 from the prior period. The increase in other income, net was mainly due to the $2,461,614 in income related to the change in value of the derivative financial instruments for the year ended June 30, 2007, compared to the negative change in derivative instruments of $3,742,205 for the year ended June 30, 2006, an increase of $6,203,819, which was partially offset by an increase of $282,641 in interest expense in connection with our outstanding Convertible Debentures, to interest expense of $364,514 for the year ended June 30, 2007, compared to interest expense of $81,873 for the year ended June 30, 2006 and a decrease in gain on extinguishment of debt of $310,799 for the year ended June 30, 2006 to $0 for the year ended June 30, 2007.

We had net income of $843,103 for the year ended June 30, 2007, compared to net loss of $4,413,417 for the year ended June 30, 2006, an increase in net income of $5,256,520 from the previous period. The increase in net income was mainly due to the $6,203,819 change in the value of the derivative financial instruments, which was partially offset by the factors discussed above. Investors should keep in mind that our net income for the year ended June 30, 2007, was the result of changes in the value of our derivative financial instruments and without these changes in the fair value of derivative financial instruments, we would have had a significant net loss from core operations for the year ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $624,821 as of June 30, 2007, which included current assets of $438,506, furniture and equipment, net of accumulated depreciation, of $46,879, and deferred financing cost and prepaids of $139,436. Current assets included cash and cash equivalents of $25,557, trade and accounts receivable, net of $249,418, prepaid expenses and other current assets of $11,420, and current portion of net deferred financing cost of $152,111.

We had total liabilities of $3,636,810 as of June 30, 2007, which included current liabilities of $3,437,236, consisting of trade accounts payable of $243,068; accrued liabilities of $143,985; which included deferred salary payable to our officers; current portion of convertible debt of $75,000 which includes the loans entered into in March 2006 and April 2006, as described in greater detail herein; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; derivative financial instruments of $2,974,683, in connection with our Convertible Debentures and Warrants; and non-current liabilities consisting of deferred rent of $10,060 and long term portion of convertible debt, net of discount of $189,514.

We had a working capital deficit of $2,998,730 and an accumulated deficit of $11,656,133 as of June 30, 2007.

We had total net cash used by operating activities of $554,271 for the year ended June 30, 2007, which was mainly due to $2,461,614 of change in value of derivative liability, and changes in non-cash current assets of $129,895, partially offset by $843,103 of net income and $585,946 of stock-based compensation, which included amounts amortized in connection with Global Media and other stock-based consulting agreements, as described above, along with the cost of $49,500 related to the issuance of warrants as consideration for the second waiver, also described above, and depreciation and amortization costs of $278,715, and provision for doubtful accounts of $282,489, along with the change in deferred rent of $2,515.

We had net cash used in investing activities of $11,813 for the year ended June 30, 2007, which was used solely in connection with the purchase of furniture and equipment.

We had $317,000 in net cash provided by financing activities for the year ended June 30, 2007, which included $400,000 in proceeds from the issuance of debt reduced by $73,000 associated with fees and costs paid to finders in connection with the debentures and $10,000 of payments on convertible debt.

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

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two shareholders  to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in May 2006, but were subsequently verbally extended to May 2007, and  were repaid with all accrued and unpaid interest in August 2007.

In April 2006, we borrowed $50,000 from a shareholder of the Company and issued a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006, which date was subsequently extended until May 29, 2007 and the balance of the loan, plus accrued and unpaid interest was repaid by us in August 2007.

In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Purchase Agreement"). Pursuant to the Purchase Agreement, we agreed to sell the investors an aggregate of $1,500,000 in Convertible Debentures, which were paid in three tranches, $600,000 upon signing the definitive agreements on May 30, 2006, which mature on May 30, 2009, $400,000 upon the filing of our original Registration Statement filed on February 9, 2007, and which Convertible Debentures we sold shortly thereafter, and $500,000 upon the effectiveness of our Registration Statement, which funds were received on July 27, 2007. The Convertible Debentures are to be convertible into shares of our common stock at a discount to the then trading value of our common stock. Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the third parties warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants").

The fees and costs associated with the $1,500,000 in funding we have received to date are disclosed in the table below:

First Closing Fees and Costs (in connection with $600,000 received through the sale of Notes in May 2006)

	$100,000	Finder	Lionheart Associates, LLC doing business as Fairhills Capital as a finder's fee in connection with the funding;
	$18,000	Finder	OTC Financial Network, as a finder's fee in connection with the funding;
	$75,000	Legal Fees and Closing Payments	To our counsel, the Purchasers' counsel and certain companies working on the Purchasers' behalf
	$10,000	Held in escrow	Held in Escrow for the payment of additional Key Man life insurance on Linda Putback-Bean and Kenneth W. Bean
Total	$203,000

Second Closing Fees and Costs (in connection with $400,000 received through the sale of Notes in February 2007)

	$50,000	Finder	Lionheart Associates, LLC doing business as Fairhills Capital as a finder's fee in connection with the funding;
	$18,000	Finder	OTC Financial Network, as a finder's fee in connection with the funding;
	$5,000	Closing costs	Escrow fees
Total	$73,000*

Total Notes sold to the Purchasers as of the date of this filing:	$1,000,000
Minus fees described above:	($276,000)
Total funds received by the Company:	$724,500

* Which amount includes funds paid by the Company to its legal counsel and independent auditor in connection with its reporting requirement and the drafting and review of our Registration Statement and the financial statements contained therein.

Third Closing Fees and Costs (in connection with $500,000 received through the sale of Notes in July  2007)

•	$75,000	Repayment of stockholder loans;

•	$10,000	Inventory for our prosthetics operations;

•	$60,000	Equipment and building improvements;

•	$200,000	Promotional, marketing and travel costs associated with our increased marketing campaign;

•	$14,000	Closing costs and finders fees in connection with the funding; and

•	$76,000
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

As of October 2007, we believe we can operate for approximately the next twelve months with our current cash on hand and revenues we will receive from our fittings, based on our current estimate of non-discretionary and recurring cash overhead of approximately $64,000 per month and monthly gross profits of approximately $50,000 per month which estimate does not take into account the payment of any interest or principal on the outstanding Debentures.  If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We believe that our recent increases in marketing expenses will allow us to increase our monthly sales and gross profits substantially over the next fiscal year.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2007 and 2006, we incurred net losses from operations of $1,257,482 and $897,335, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. Additionally, we had negative working capital of $2,998,730 and a total accumulated deficit of 11,656,133 as of June 30, 2007. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 49 fitted for the year ended June 30, 2007; 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $585,946 and $482,360 during the years ended June 30, 2007 and 2006, respectively, costs that we believe will not be recurring in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

WE WILL NEED ADDITIONAL FINANCING TO REPAY THE $1,500,000 IN CONVERTIBLE DEBENTURES AND GROW OUR OPERATIONS.

We have limited financial resources. In May 2006 and February 2007, we sold certain third party investors an aggregate of $1,000,000 in Convertible Debentures with an additional $500,000 in Convertible Debentures sold in July 2007. These Convertible Debentures and interest may be converted into shares of our common stock at a discount to market. However, if such Convertible Debentures are not converted into shares of our common stock, we will need to obtain outside financing to fund our business operations and to repay the Convertible Debentures. If we are forced to raise additional debt or equity financing, such financing may be dilutive to our shareholders. The sale of equity securities, including the conversion of outstanding amounts under the Convertible Debentures, could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and/or restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us. If we are unable to repay the Convertible Debentures and/or raise additional capital, we may be forced to curtail or abandon our business operations.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT TO IMPLEMENT OUR BUSINESS PLAN, AND LOSING HER SERVICES WOULD BE INJURIOUS TO OUR BUSINESS.

Our success is substantially dependent upon the time, talent, and experience of Linda Putback-Bean, our President and Chief Executive Officer. Mrs. Putback-Bean possesses a comprehensive knowledge of our business and has built numerous relationships with industry representatives. We have no employment agreement with Ms. Putback-Bean. While Mrs. Putback-Bean has no present plans to leave or retire, her loss would have a negative effect on our operating, marketing and financial performance if we are unable to find an adequate replacement with similar knowledge and experience within our industry. We maintain life insurance in the amount of $3,000,000 with respect to Mrs. Putback-Bean and $2,000,000 with respect to Mr. Bean. If we were to lose the services of Mrs. Putback-Bean, our operations may suffer and we may be forced to curtail or abandon our business plan.

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

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to in our "Description of Business" section herein) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic’s devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

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

CHANGES IN GOVERNMENT REIMBURSEMENT LEVELS COULD ADVERSELY AFFECT OUR NET SALES, CASH FLOWS AND PROFITABILITY.

We derived a significant percentage of our net sales for the years ended June 30, 2006 and 2007, from reimbursements for prosthetic services and products from programs administered by Medicare, or Medicaid. Each of these programs sets maximum reimbursement levels for prosthetic services and products. If these agencies reduce reimbursement levels for prosthetic services and products in the future, our net sales could substantially decline. Additionally, reduced government reimbursement levels could result in reduced private payor reimbursement levels because fee schedules of certain third-party payors are indexed to Medicare. Furthermore, the healthcare industry is experiencing a trend towards cost containment as government and other third-party payors seek to impose lower reimbursement rates and negotiate reduced contract rates with service providers. This trend could adversely affect our net sales. Medicare provides for reimbursement for prosthetic products and services based on prices set forth in fee schedules for ten regional service areas. Additionally, if the U.S. Congress were to legislate modifications to the Medicare fee schedules, our net sales from Medicare and other payors could be adversely and materially affected. We cannot predict whether any such modifications to the fee schedules will be enacted or what the final form of any modifications might be. As such, modifications to government reimbursement levels could reduce our revenues and/or cause individuals who would have otherwise retained our services to look for cheaper alternatives.

OUR INDEPENDENT AUDITOR HAS EXPRESSED DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the fiscal years ended June 30, 2007 and 2006, we incurred net losses from operations of $1,257,482 and $897,335, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. Additionally, we had negative working capital of $2,998,730 and a total accumulated deficit of $11,656,133 as of June 30, 2007. Due to our negative financial results and our current financial position, our independent auditor has raised substantial doubt about our ability to continue as a going concern.

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of June 30, 2007, our accounts receivable over 120 days old represented approximately one-third of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of September 18, 2007, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENTLY OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of September 18, 2007, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 29% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 2,000,000 shares of common stock, for a total of a total of approximately 48% of our total voting power based on 124,125,789 voting shares, which includes the 104,125,789 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,500,000 IN OUTSTANDING DEBENTURES OF WHICH $1,000,000 IS CURRENTLY OUTSTANDING AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

Upon the occurrence of and during the continuance of any Event of Default under the Debentures, which includes the following events:

o	Our failure to pay any principal or interest on the Debentures when due;

o	Our failure to issue shares of common stock to the Purchasers in connection with any conversion as provided in the Debentures;

o	Our Registration Statement ceases to be effective for more than ten (10) consecutive days or more than twenty (20) days in any twelve (12) month period;

o	Our entry into bankruptcy or the appointment of a receiver or trustee;

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

HIPAA Violations. The Health Insurance Portability and Accountability Act ("HIPAA") provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal anti-kickback laws, these offenses are not limited to federal healthcare programs. In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of "remuneration" are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts. These laws may apply to certain of our operations. Our billing practices could be subject to scrutiny and challenge under HIPAA

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare/Medicaid physician self-referral law (the "Stark II" law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare and Medicaid beneficiaries to an entity for "designated health services" - including prosthetic and orthotic devices and supplies - if the physician or the physician's immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare or Medicaid program a claim for payment in violation of Stark II. With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity's shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders' equity exceeding $75.0 million for its most recent fiscal year, or an average of $75.0 million during the three previous fiscal years.

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

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties.  The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and required compliance by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and have taken steps necessary to meet applicable standards and implementation specifications; however, these requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our added costs of complying with the HIPPA requirements relate primarily to attaining the on-going educational credits needed for our Prosthetists to remain current with the professional standards of practice. These credits are achieved by attending work-shops and seminars in various locations throughout North America. During fiscal year ended June 30, 2007 we spent approximately $14,350 complying with these on-going educational needs. However, since our original formation, we have been aware of impending HIPPA regulations, and have set up our systems and procedures to comply with HIPPA requirements in view of such regulations. As a result, added costs due to compliance with HIPPA guidelines have been minimal and immaterial.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pediatric Prosthetics, Inc.

We have audited the accompanying balance sheets of Pediatric Prosthetics, Inc. (the "Company") as of June 30, 2007 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2007 and 2006, and the results of its operations and its cash flows for the for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has negative working capital and a net capital deficiency at June 30, 2007.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC Malone & Bailey, PC www.malone-bailey.com Houston, Texas September 28, 2007

PEDIATRIC PROSTHETICS, INC.
BALANCE SHEETS
As of June 30, 2007 and 2006
	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents ………………………………………………..	$25,557	$274,641
Trade accounts receivable, net of allowance of $395,916 and $142,288, at June 30, 2007 and 2006, respectively ……………………………...	249,418	268,642
Prepaid expenses and other current assets ………………………………..	11,420	13,396
Current portion of deferred financing costs, net ………………………….	152,111	109,693
Total current assets …………………………………………………………..	438,506	666,372
Non-current assets:
Property and equipment, net ……………………………………………..	46,879	59,138
Deferred financing costs…………………………………………………..	139,436	239,334
Total assets …………………………………………………………………..	$624,821	$964,844

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable …………………………………………………..	$243,068	$143,074
Accrued liabilities…………………………………………………………	143,985	257,680
Current portion of convertible debt, net of discount of $0 and
$25,000 at June 30, 2007 and 2006, respectively …..………………...	75,000	60,000
Due to related party ………………………………………………………	500	500
Derivative financial instruments …………………………………………	2,974,683	5,119,365
Total current liabilities ………………………………………………………	3,437,236	5,580,619
Non-current liabilities:
Convertible debt, net of discount of $810,486 and $592,716 at
June 30, 2007 and 2006, respectively …………………………………	189,514	7,284
Deferred rent ……………………………………………………………...	10,060	12,575
Total liabilities ……………………………………………………………….	3,636,810	5,600,478

Stockholders' equity (deficit):
Preferred stock, par value $0.001; authorized
10,000,000; 1,000,000 issued and outstanding ……………………….	1,000	1,000
Common stock, par value $0.001; authorized 950,000,000 and
100,000,000 shares at June 30, 2007 and 2006, respectively;
issued and outstanding 100,274,889 and 98,274,889 shares, repectively……………………………………………………………..	100,275	98,275
Additional paid-in capital ………………………………………………...	8,542,869	7,764,327
Accumulated deficit ……………………………………………………...	(11,656,133)	(12,499,236)
Total stockholders’ deficit …………………………………………………...	(3,011,989)	(4,635,634)
Total liabilities and stockholders' deficit …………………………………….	$624,821	$964,844

The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
STATEMENT OF OPERATIONS
For the Years Ended June 30, 2007 and 2006
	2007	2006

Revenues …………………………………………………………………….	$859,173	$716,107
Cost of sales …………………………………………….. ………………….	295,359	219,272
Gross profit ……………………………………………………………….	563,814	496,835
Operating expenses:
Selling, general and administrative expenses …………………………….	1,797,223	1,373,939
Depreciation expense …………………………………………………….	24,073	20,231
Total operating expenses …………………………………………………….	1,821,296	1,394,170

Loss from operations …...………………………………………………...	(1,257,482)	(897,335)
Other income and (expenses):
Interest income …………………………………………………………...	1	8
Interest expense …………………………………………………………..	(364,514)	(81,873)
Change in value of derivative ……………………………………………	2,461,614	(3,742,205)
Gain on extinguishment of debt financial instruments …………………..	-	310,799
Other ………………………...……………………………………………	3,484	(2,811)
Total other income (expense), net …………………………………………...	2,100,585	(3,516,082)

Net income (loss) ……...…………………………………………………	$843,103	$(4,413,417)

Net income (loss) per common share – basic and diluted………...……......................	$0.01	$(0.05)

Weighted average shares of common stock outstanding - basic and diluted.	98,494,067	95,998,042

The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended June 30, 2007 and 2006

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	1,000,000	$1,000	88,878,452	$88,878	$7,742,620	$(8,085,819)	$(253,321)

Common stock issued for cash …	-	-	4,700,000	4,700	215,300	-	220,000
Common stock issued for services	-	-	10,696,437	10,697	471,663	-	482,360
Accrued share-based compensation	-	-	-	-	(145,096)	-	(145,096)
Common stock surrendered to treasury ………………………	-	-	(6,000,000)	(6,000)	6,000	-	-
Value of warrants for financing cost …………..........................	-	-	-	-	166,000	-	166,000
Value of beneficial conversion …	-	-	-	-	85,000	-	85,000
Reclassification of warrant value and beneficial conversion of derivative liabilities …………..	-	-	-	-	(777,160)	-	(777,160)
Net loss ………………………....	-	-	-	-	-	(4,413,417)	(4,413,417)
Balance at June 30, 2006 ………	1,000,000	$1,000	98,274,889	$98,275	$7,764,327	$(12,499,236)	$(4,635,634)

Amortization of stock-based compensation …………..……	-	-	-	-	585,946	-	585,946
Common stock issued for accrued services……………... Value of warrants for financing cost…………………………..	- -	- -	2,000,000 -	2,000 -	143,096 49,500	- -	145,096 49,500
Net income ……………………..	-	-	-	-	-	843,103	843,103
Balance at June 30, 2007 ……….	1,000,000	$1,000	100,274,889	$100,275	$8,542,869	$(11,656,133)	$(3,011,989)

The accompanying notes are an integral part of these financial statements

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2007 and 2006
	2007	2006
Cash Flows From Operating Activities
Net income (loss) ……………………………………………	$843,103	$(4,413,417)
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation expense …………………………………….	24,072	20,231
Deferred rent ……………..................................................	(2,515)	(1,613)
Stock-based compensation ……………………………….	585,946	482,360
Provision for doubtful accounts ………………………….	253,628	70,324
Amortization of deferred financing costs …..……………	140,450	9,972
Accretion of debt discounts ….………………………..…	173,662	67,284
Change in value of derivative financial instruments …….	(2,461,614)	3,742,205
Gain on extinguishment of debt ……………………...…..	-	(310,799)
Changes in operating assets and liabilities:
Accounts receivable ……………………………………...	(234,402)	(231,116)
Other assets ………………………………………………	(7,995)	3,096
Accounts payable .………………………………………..	99,993	53,889
Accrued liabilities ………………………………………..	31,401	71,358
Net cash used by operating activities ………………………….	(554,271)	(436,226)

Cash Flows From Investing Activities
Purchase of furniture and equipment ………………………..	(11,813)	(951)
Net cash used by investing activities …………………………	(11,813)	(951)

Cash Flows From Financing Activities:
Proceeds from issuance of debt ……………………………..	400,000	685,000
Payment of convertible debt ………………………………...	(10,000)	(30,000)
Payments of deferred financing cost……………………........	(73,000)	(193,000)
Proceeds from issuance of common stock...............................	-	220,000
Net cash provided by financing activities .…………..………….	317,000	682,000
Net increase (decrease) in cash and cash equivalents …………..	(249,084)	244,823
Cash and cash equivalents, beginning of period ………………..	274,641	29,818
Cash and cash equivalents, end of period ………………………	$25,557	$274,641

Supplemental Disclosure of Cash Flow Information
Cash paid for interest expense ………………………………	$13,170	$9,839
Non-Cash disclosures:
Net value of beneficial conversion feature ………………	-	284,919
Fair value of warrants issued for financing cost ………….	-	166,000
Common stock issued for accrued compensation ………..	145,096	-
Fair value of warrants issued for second waiver ………….	49,500	-

The accompanying notes are an integral part of these financial statements

EDIATRIC PROSTHETICS, INC.
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pediatric Prosthetics, Inc. (the "Company", "we", “Pediatric”, or "us"), an Idaho corporation, is involved in the design, fabrication and fitting of custom-made artificial limbs. The Company's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk - Cash and cash equivalents and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash deposits with major financial institutions selected based upon management's assessment of the financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

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

Property and Equipment - Property and equipment is recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the results of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (See Note 4). Repairs and maintenance costs are expensed as incurred.

Income Taxes  -The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization (See Note 8).

Revenue Recognition  - When the Company directly bills the customer and when the customer is billed through our host affiliates, the revenues on the sale of prosthetic devices and related services to patients are recorded when the device is accepted by the patient, provided that (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collection is deemed probable.

Revenues from the sale of prosthetic devices and related services generated through the billing departments of the host affiliates are recorded at the Company's contracted portion of the total amounts billed by that host affiliate.

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

Derivative Financial Instruments -  The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

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

Stock Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments" ("FAS 123R"). The Company adopted the requirements of FAS 123R as of July 1, 2005 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.

New Accounting Pronouncements–  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 140, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments.  Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations;  (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No, 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its financial statements.

In September 2006, the FASB issued SFAS No, 57, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

 In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, "Accounting for Income Taxes," provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity's financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any, this interpretation may have on its financial statements.

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant net losses and has been dependent on outside investors to provide the cash resources to sustain its operations. During the years ended June 30, 2007 and 2006, Pediatric reported losses from operations of $1,257,482 and $897,335, respectively, and negative cash flows from operations of $554,271 and $436,226, respectively.

Although Pediatric has net income for the year ended June 30, 2007, such net income was the result of changes in the value of derivative financial instruments which do not generate cash flow and not the result of core operations. Negative operating results have produced a working capital deficit of $2,998,730 and a stockholders' deficit of $3,011,989 at June 30, 2007. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

Pediatric is currently implementing it plans to deal with going concern issues. Management believes that becoming a fully reporting public company will allow Pediatric, through private placements of its common stock, to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

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

3. RECAPITALIZATION

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

4. PROPERTY AND EQUIPMENT

Property and equipment, at June 30, 2007 and 2006, consisted of the following:

	Life	2007	2006
Furniture and fixtures ………………………………….	1-5 years	$17,295	$17,295
Machinery and equipment ……………………………..	2-7 years	27,757	25,942
Software ……………………………………………….	3 years	10,000	-
Leasehold improvements ………………………….......	5 years	63,793	63,793
Total ……………….…………………………...		118,845	107,030
Less: accumulated depreciation ……………………….		(71,966)	(47,892)
Net property and equipment ………………........		46,879	59,138

5. DEBT

Following is a summary of convertible debt at June 30, 2007 and 2006:

	2007	2006
Convertible debentures under Securities Purchase Agreement ………...	$1,000,000	$600,000
Notes payable to individuals ………….………………………………..	75,000	85,000
Total ……………….………………………….………………...	1,075,000	685,000
Less: unamortized discount and loan costs …………………………….	(810,486)	(617,716)
Total debt ………………..............................................................	264,514	67,284

Debt Issued Under Securities Purchase Agreement - In May 2006, we entered into a Securities Purchase Agreement with certain third parties to provide us $1,500,000 in convertible debt financing (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (“Convertible Debentures”), due May 30, 2009, which have been paid in three tranches as follows:

•	$600,000 of Convertible Debentures and warrants to purchase 50,000,000 shares of our common stock upon signing the definitive agreements on May 30, 2006,
•
$400,000 of Convertible Debentures upon filing of a registration statement on February 16, 2007 to register shares of common stock which the Convertible Debentures are convertible into, as well as the shares of common stock issuable in connection with the Warrants (defined below), and

•	$500,000 of Convertible Debentures upon the effectiveness of such registration statement, such date being July 27, 2007.

The Convertible Debentures are convertible into our common stock at a discount to the then trading value of our common stock. The Debentures are convertible into our common stock at a 50% discount to the average of the lowest three trading days over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

We also agreed to pay a finder's fee in connection with the funding in the amount of $100,000 and issued warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.10 per share. These warrants, which had a fair value of $166,000 on the grant date, were recorded as deferred financing cost, and expire if unexercised on or before May 30, 2013.

The proceeds from the Securities Purchase Agreement were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Convertible Debentures in the financial statements.

The debt discount is being accreted using the effective interest method over the term of the Convertible Debentures.  For the year ended June 30, 2007 and 2006 the Company accreted $99,162 and $7,284 of debt discount, respectively. The accretion of debt discount is adjusted in direct proportion to the conversions of debt to stock during the period. Accretion of the debt discount for the other current convertible notes was $25,000 and $60,000, resulting in total accretion of debt discount for the year ended June 30, 2007 and 2006 of $124,162 and $67,284, respectively.

On October 25, 2006, with an effective date of July 31, 2006, we entered into a Waiver of Rights Agreement with the holders of our Convertible Debentures, whereby the holders agreed to waive our prior defaults under the Securities Purchase Agreement and the Registration Rights Agreement. In connection with the Waiver of Rights Agreement, the holders of our Convertible Debentures, among other items, agreed to amend the dates we were required to file our registration statement from July 31, 2006 to January 15, 2007, and the date our registration statement was required to be effective with the Commission from October 22, 2006 to April 16, 2007. These dates were not met.

On April 17, 2007, we entered into a Second Waiver of Rights Agreement (the “Second Waiver”) with the holders of the Convertible Debentures.   Pursuant to the Second Waiver, the holders of our Convertible Debentures agreed to waive our failure to file a registration statement by January 15, 2007, (we filed the registration statement on February 9, 2007), agreed we are not in default of the Rights Agreement; agreed to waive our inability to maintain effective controls and procedures as was required pursuant to the Securities Purchase Agreement, that we are required to use our “best efforts” to maintain effective controls and procedures moving forward; to waive the requirement pursuant to the Purchase Agreement that we keep solvent at all times (defined as having more assets than liabilities); to waive the requirement pursuant to the Securities Purchase Agreement that we obtain authorization to obtain listing of our common stock on the Over-the-Counter Bulletin Board (“OTCBB”), and to allow for us to use our “best efforts” to obtain listing of our common stock on the OTCBB, which listing we obtained effective May 25, 2007. We also agreed to amend the Rights Agreement to reduce the number of shares we are required to register pursuant to the Rights Agreement, from all of the underlying shares, to only 9,356,392 of the shares issuable upon conversion of the Notes, and to amend the date we were required to obtain effectiveness of our registration statement by from April 16, 2007, to August 13, 2007, which registration statement was declared effective on July 20, 2007.

As consideration for entering into the Second Waiver, we issued warrants to purchase an additional 1,000,000 shares of our common stock.  These warrants were valued using the Black-Scholes option pricing model utilizing a risk-free discount rate of 4.58%, expected volatility of 475% and a warrant life of 6.1 years, resulting in a fair value at date of grant of $49,500, which has been expensed as interest expense.

Warrants issued pursuant to the Securities Purchase Agreement and the Second Waiver to purchase an aggregate of 51,000,000 shares of our common stock have an exercise price of $0.10 per share.  As of June 30, 2007 and 2006 the warrants had a value of $2,040,000 and $4,000,000, respectively, using the Black-Scholes option pricing model.

Derivative Liability Associated With the Debt Feature and Warrants - In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt conversion feature provision ( the "Debt Feature") contained in the terms of the Notes is not clearly and closely related to the characteristics of the Convertible Debentures. Accordingly, the Debt Feature qualified as embedded derivative instrument at issuance and, because it does not qualify for any scope exception within SFAS 133, it was required by SFAS 133 to be accounted for separately from the debt instrument and recorded as a derivative financial instrument.

Pursuant to the terms of the Convertible Debentures, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The Debt Feature represents an embedded derivative that is required to be accounted for apart from the underlying Convertible Debentures. At issuance of the Convertible Debentures, the Debt Feature had an estimated initial fair value of $513,044.

The recorded value of the debt features related to the Convertible Debentures can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.  The significant fluctuations can create significant income and expense items on the financial statements of the Company.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the Debt Feature is adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the Debt Feature was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on the original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the Convertible Debentures, and a volatility factor on the date of issuance. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Debt Features of approximately $139,601. The Debt Feature makes up $373,443 of the derivative liability balance of $5,119,365 as of June 30, 2006.  During the year ended June 30, 2007, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other expense" on the statement of operations the change in fair value of the Debt Features of approximately $7,849. The Debt Feature makes up $698,224 of the derivative liability balance of $2,974,683 as of June 30, 2007.

The estimated fair value of the warrants issued to the holders of the Convertible Debentures was $4,150,000 at the date of issue. These amounts have been classified as derivative financial instruments and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model. The model uses several assumptions including: historical stock price volatility, risk-free interest rate, remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Warrants of approximately $150,000. These warrants made up $4,000,000 of the derivative liability balance of $5,119,365 as of June 30, 2006.  During the year ended June 30, 2007, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Warrants of approximately $1,960,000. These warrants made up $2,040,000 of the derivative liability balance of $2,974,683 as of June 30, 2007.

The other warrants issued to a finder in connection with the Convertible Debentures had an estimated fair value of $503,163 at the date of issue or at the date of change to derivative accounting. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations for the change in fair value of the warrants of approximately $20,425. These warrants make up $482,738 of the derivative liability balance of $5,119,365 as of June 30, 2006.   During the year ended June 30, 2007, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations the change in fair value of the Warrants of approximately $350,767. These warrants make up $131,971 of the derivative liability balance of $2,974,683 as of June 30, 2007.

Notes Payable to Individuals - In March 2006, we entered into two separate loans for $17,500, with two shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum, and were due sixty (60) days from the date the money was loaned, both loans were extended through November 2006. During the year ended June 30, 2007, $10,000 of principal was paid on one of the loans.  As of June 30, 2007, both loans are convertible into up to 714,285 shares of our common stock at the rate of one share for each $0.035 owed.

In April 2006, the Company borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note in connection with such loan. The promissory note bears interest at the rate of 12% per year, and was due and payable on September 29, 2006. This promissory note may also be renewed for additional thirty-day periods at the option of the holder and remains outstanding as of June 30, 2007 This loan is convertible into an aggregate of 1,428,571 shares of common stock at the rate of one share for each $0.035 owed. The shareholder also was issued warrants to purchase 1,428,571 of our common stock, which are exercisable at an exercise price of $0.045 per share, and which expire on May 22, 2008.

The value of the beneficial conversion features associated with convertible debt to individuals originated during March 2006 was estimated to be $35,000 and that value was originally included in additional paid-in capital, treated as a loan cost and was being amortized to interest expense over the term of the debt using the effective yield method. However, the convertible debt issued under the Securities Purchase Agreement in May 2006 caused the Company to have an inadequate number of authorized shares to satisfy the conversion of all convertible debt and exercise of all outstanding warrants and caused the Company to adopt liability treatment of the conversion feature as a derivative financial instrument. At the date the conversion features qualified as embedded derivative instruments and liability treatment was adopted, the fair value of the embedded derivatives was estimated to be $273,997. During the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations, the change in fair value of the embedded derivative of $10,813. The embedded derivative makes up $263,184 of the derivative liability balance of $5,119,365 as of June 30, 2006. During the year ended June 30, 2007, due in part to a decrease in the market value of the Company's common stock, the Company recorded as "other income" on the statement of operations, the change in fair value of the embedded derivative of $158,696. The embedded derivative makes up $104,488 of the derivative liability balance of $2,974,683 as of June 30, 2007.

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

Convertible Note Settled in 2006  - In November 2005, the Company entered into a settlement agreement regarding the convertible debt outstanding and assumed at the time of the recapitalization discussed in Note 3 above. Under the settlement agreement the Company paid $30,000 for complete discharge of $201,045 of convertible debt and $139,754 of related accrued interest. The Company recognized a $310,799 gain on extinguishment of debt in connection with the settlement.

6. STOCKHOLDERS EQUITY (DEFICIT)

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

Common Stock  - From time to time, in order to fund operating activities of the Company, common stock is issued for cash. Depending on the nature of the offering and restrictions imposed on the shares being sold, the sales price of the common stock may be below the fair market value of the underlying common stock on the date of issuance. During the year ended June 30, 2006, the Company issued 4,700,000 shares of common stock at prices ranging from $0.05 to $0.035, for net cash proceeds of $220,000.

The Company has issued shares of common stock for services to both employees/directors and outside consultants. During the year ended June 30, 2006 the Company issued 8,696,437 net shares of common stock to outside consultants at market values ranging from $0.08 to $0.11 and recognized compensation expense of $482,360.

During the year ended June 30, 2007, the Company issued 2,000,000 shares of common stock at a price of $0.0725 per share in exchange for $145,096 of services performed during the year ended June 30, 2006.

Preferred Stock - The Company has 10,000,000 authorized shares of preferred stock, par value $0.001 per share in addition to its authorized common stock. To date the Company has issued 1,000,000 shares of Series A Convertible Preferred Stock ("Series A") to the founders of Pediatric Prosthetics, Inc. The Series A is convertible into common stock on a share for share basis but includes voting privileges of 20 to 1. It is non-cumulative but participates in any declared distributions on an equal basis with common stock.

7. STOCK OPTIONS AND WARRANTS

In connection with the issuance of Convertible Debentures and various notes payable to individuals, the Company issued warrants for shares of its common stock. Warrant activity during the years ended June 30, 2007 and 2006 are summarized below:

	Number of Common Stock Equivalents	Exercise Price	Weighted Average Exercise Price
Outstanding at June 30, 2005 ………………………….	-	$-	$-
Warrants issued to Convertible Debenture holders under Securities Purchase Agreement ……..…..	50,000,000	0.100	0.100
Warrants issued as finders fee under Securities Purchase Agreement ….…………………….......	2,000,000	0.100	0.100
Warrants issued to holder of notes payable to………	1,428,571	0.045	0.045
Options issued for consulting services ……………..	3,000,000	0.10-0.30	0.16
Outstanding at June 30, 2006 ……………….................	56,428,571
Warrants issued to Convertible Debenture holders under second waiver agreement ……………...…	1,000,000	0.100	0.100
Outstanding at June 30, 2007 ………………….............	57,428,571

Effective July 1, 2005, the Company elected to account for stock-based compensation using the modified prospective transition method in accordance with SFAS123(R), “Share-Based Payment."  We recorded stock compensation expense for stock options and restricted stock grants in the amount of $585,946 and $482,360 for the years ended June 30, 2007 and 2006, respectively.  Such amount is included in selling, general and administrative expense.

8. INCOME TAXES

At June 30, 2007 the Company has a net operating loss carry-forward ("NOL") of approximately $1,481,000 expiring through 2026. The Company has a deferred tax asset of approximately $569,000 resulting from this NOL. The loss carry-forwards related to GDAC prior to the re-capitalization are insignificant and are subject to certain limitations under the Internal Revenue Code, including Section 382 of the Tax Reform Act of 1986. Accordingly, such losses are not considered in the calculation of deferred tax assets. The ultimate realization of the Company's deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOL. Due to the nature of this NOL and because realization is not assured, management has established a valuation allowance relating to the deferred tax asset at both June 30, 2007 and 2006, in an amount equal to the deferred tax asset.

The composition of deferred tax assets and liabilities and the related tax effects at June 30, 2007 and 2006 are as follows:

	2007	2006
Net operating losses …………………………………………………….	$503,590	$331,388
Allowance for doubtful accounts ………………………………………	64,175	48,378
Deferred rent ………….……………………………………….………..	1,094	4,275
Total deferred tax assets……………………….………………...	568,869	384,041
Valuation allowance …………………………………………….	(568,869)	(384,041)
Net deferred tax asset …………………………….…………......	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2007 and 2006, is as follows:

	2007 Amount	2007%	2006 Amount	2006%
Benefit (provision) at federal statutory rate ……...…	$ (286,655)	(34.0)%	1,500,562	34.0%
Gain on debt extinguishments ……………………...	-	-	105,672	2.3%
Non-deductible interest expense ………….………..	(121,837)	(14.5)%	(22,876)	(0.5)%
Gain from derivatives ………………………….......	836,949	99.3%	(1,272,350)	(28.8)%
Non-deductible stock-based compensation ……........	(199,222)	(23.6)%	(164,002)	(3.7)%
Change in valuation allowance ……………..………	(184,826)	(21.9)%	(146,767)	(3.3)%
Other ………………………………………………..	(44,409)	(5.3)%	(239)	- %
Effective rate …………………………………	-		-

9. COMMITMENTS AND CONTINGENCIES

Operating Lease - The Company leases office facilities under a long-term operating lease. The lease provides for one, five- year renewal option and includes provisions for the Company to pay certain maintenance and operating costs of the landlord, that increase if the costs to the landlord increase. The lease agreement includes scheduled base rent increases over the term of the lease; however, rent expense is being recognized on a straight-line basis over the term of the lease. Accordingly, at June 30, 2007 and 2006, the balance sheet reflects $10,060 and $12,575, respectively, of deferred lease expense.

Rent expense under operating leases was $55,073 and $54,001 during the years ended June 30, 2007 and 2006, respectively.   Minimum lease payments due under leases with original lease terms of greater than one year and expiration dates subsequent to June 30, 2007, are summarized as follows:

Year Ending June 30,	Amount
2008 ……………	$47,226
2009 ………….…	32,200
Total ……………………….	$79,426

Included in other current assets at June 30, 2007 and 2006 is a security deposit of $3,488, related to the Company's office lease.

Consulting Contracts - The Company has entered into consulting contracts with fifteen host companies with facilities at various locations in the United States. These consulting agreements allow the Company to use the host facilities to provide fitting of custom-made artificial limbs and related care and training in exchange for a split of revenues of 30% to the Company and 70% to the host company if the host company provides the patient and 70% to the Company and 30% to the host company if the Company provides the patient. These contracts generally have automatic renewals every six months unless either party gives a termination notice.

Contingencies - The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company.

10. 401(K) SALARY DEFERRAL PLAN

The Company has a 401(k) salary deferral plan (the "Plan") which became effective on January 1, 1998, for eligible employees who have met certain service requirements. The Plan provides for discretionary Company matching contributions; however the Company made no contributions and recognized no expense during the years ended June 30, 2007 or 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the annual period covered by this Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as our auditors discovered significant adjustments relating to revenue recognition related to bad debt expense, derivative liability valuation, and recording equity instruments issued for second waiver.  In addition to the adjustments identified by our auditor, we failed to timely file our Quarterly Reports on Form 10-QSB for the quarters ended December 31, 2005, March 31, 2006, and September 30, 2006 and we failed to timely file our Annual Report on Form 10-KSB for the period ending June 30, 2006. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS

NAME	AGE	POSITION

Linda Putback-Bean	60	President, Chief Executive Officer,
		and Director

Dan Morgan	59	Vice President/Chief Prosthetist

Kenneth Bean	61	Director,
Vice President of Operations,
Chief Financial Officer,
and Secretary

Jean Gonzalez	56	Prosthetist

Linda Putback-Bean

Linda Putback-Bean (age 60), has served as a Director and President/CEO since our inception in October 2003. Ms. Putback-Bean is licensed by the State of Texas as a Prosthetist's Assistant. Ms. Putback-Bean served as a Partner in "Myoelectric Arms of The Americas" from June 2000 through September of 2003 through which Ms. Putback-Bean subcontracted pediatric prosthetic fittings for upper extremity patients. Ms. Putback-Bean also served as "National Pediatric Upper Extremity Specialist" for Hanger Corporation from October 2000 to October 2003. Prior to her contract positions, she was employed as an upper extremity specialist with two prosthetics providers in Houston, Texas from 1986 onward. Ms. Bean received her Bachelors degree from Eureka College in Education in 1970.

Dan Morgan

Dan Morgan (age 59) has served as our Vice President/Chief Prosthetist since our inception in October 2003. Mr. Morgan served as our director from October 2003 to June 2005. Mr. Morgan previously owned and operated his own prosthetics firm from 1984 to 1998. In 1998, Mr. Morgan sold his firm to Hanger Orthotics and Prosthetics. From 1998 to 2003, Mr. Morgan served as Manager of the firm sold to Hanger. Mr. Morgan is an ABC certified prosthetist and is certified by the State of Texas. Mr. Morgan received a BS in Physical Therapy from the University of Texas Medical Branch in 1970 (UTMB). Additionally, he received a certificate in Orthotics and Prosthetics, from UCLA in 1971.

Kenneth Bean

Kenneth W. Bean (age 61) has served as a Director, Vice President of Operations, Secretary and Chief Financial Officer since our inception in October 2003. From April 2000 to October 2003, Mr. Bean served as Ms. Putback-Bean's partner and pilot fitting pediatric patients with upper extremity prosthetics in "Myoelectric Arms of The Americas." Prior to marrying Linda Putback-Bean in April 2000, Mr. Bean performed business consulting and authored several books, including "Bean's About Baseball," which he also published. Mr. Bean previously served as Chief Executive Officer of the U.S. branch of the Japanese-based Far East Trading Company from 1973 to 1976 and chief executive (Saudi Arabia) of the Singapore-based Robin Group of companies.

Jean Gonzalez

Jean Gonzalez (age 56) has been employed by us as a Prothetist since January 2004. From March 1990 to December 2004, she was employed as a Prothetist Orthotist at Hanger Prosthetics and Orthotics in southern California. From September 1988 to August 1989, she served as a Prosthetic Assistant at California State University, Dominguez Hills in Dominguez Hills, California. From July 1985 to August 1989, she served as an Orthotist with various service providers in the State of California. Mrs. Gonzalez obtained a Bachelor of Music degree from the University of Alabama in 1975. She has been licensed as a Prothetist-Orthotist in Texas since June 2004. Mrs. Gonzalez is a member of the American Board of Certification for Orthotists and Prosthetists, a member of the American Academy of Orthotists and Prosthetists, and a member of the Association of Children's Prosthetists and Orthotists Clinics.

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

Significant Employee

Jean Gonzalez is certified as a prosthetist by the American Board of Certified Prosthetists and by the State of Texas. She has 19 years of experience and travels extensively to fit children on behalf of the Company.

Family Relationships

Linda Putback-Bean, our President, CEO and a Director, is married to Kenneth Bean, our Vice President of Operations, Chief Financial Officer, Secretary and Director.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Audit Committee

Due to the Company's size, the Board of Directors does not have an Audit Committee.

Section 16(a) Compliance

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, we are of the opinion that, Linda Putback-Bean, Kenneth W. Bean and Dan Morgan are subject to Section 16(a) filing requirements and all such individuals have made all required Section 16(a) filings with the SEC as of the date of this filing.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the following individuals (our "named executive officers") for the fiscal years ended June 30, 2007, 2006 and 2005. None of our executive officers received compensation over $100,000 during the fiscal years listed below.

Summary Compensation Table

	ANNUAL COMPENSATION					LONG TERM COMPENSATION
		Fiscal				AWARDS		PAYOUTS
		Year			Other
		ended			Annual	Restricted
Name and		June			Comp-	Stock	Options/	LTIP payouts	All Other	Total
Principal Position	Title	30	Salary	Bonus	ensation	Awarded	SARs(#)	($)	Compensation	Compensation

Linda Putback-	CEO, President	2007	$84,000	$0	0	0	0	0	0	$84,000
Bean	and Director	2006	$84,000(3)	$0	0	0	0	0	0	$84,000
		2005	$84,000	$0	0	0	0	0	$2,700,000(1)	$2,784,000

Dan Morgan	Vice	2007	$34,500	$0	0	0	0	0	0	$34,500
	President/Chief	2006	$37,000	$0	0	0	0	0	0	$37,000
	Prosthetist	2005	$48,000	$0	0	0	0	0	$ 919,886(2)	$967,886

Kenneth W.	Vice President,	2007	$48,000	$0	0	0	0	0	0	$48,000
Bean	Chief Financial	2006	$47,000(4)	$0	0	0	0	0	0	$47,0000
	Officer, Secretary	2005
	and Director

(1) Ms. Putback-Bean received 27,000,000 shares which were valued at $0.10 per share as compensation during the fiscal year ended June 30, 2005. In 2006, Ms. Putback-Bean returned 4,000,000 shares to us for cancellation, which shares we plan to reissue to Ms. Putback-Bean in the future, but which have not been reissued to her to date.

(2) Mr. Morgan received 9,198,861 shares which were valued at $0.10 per share as compensation during the fiscal year ended June 30, 2005.

(3) Of this amount, $3,500 was accrued in 2006, and paid to Ms. Putback-Bean during fiscal 2007.

(4) Of this amount, $10,250 was accrued in 2006, and paid to Mr. Bean during fiscal 2007.

Option/SAR Grants In Last Fiscal Year To
Executive Employees And Directors

		(Individual Grants)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term		Alternative to (f) and (g): Grant Date Value

Name	Securities Underlying Options/ SARS Granted (#)	Number of Percent of Total Options/SARs Granted to Employees in Fiscal Year (%)	Exercise of Base Price ($/Sh)	Expiration Date	5%($)	10%($)	Grant Date Present Value ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Linda Putback-Bean,
CEO and President	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dan Morgan,
Vice President and
Chief Prosthetist	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kenneth W. Bean	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vice President of Operations,
Chief Financial Officer, and
Secretary
TOTAL	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company currently has no outstanding options or warrants held by any of its employees or Directors.

Aggregated Option/SAR Exercises In
Last Fiscal Year and Fy-End Option/SAR Values
			Number of	Value of
			Unexercised	Unexercised In-
			Underlying	The-Money
			Options/SARs at FY	Options/SARs at
	Shares		end (#);	FY end ($);
	Acquired on	Value Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)

Linda Putback-Bean,
CEO and President	-0-	$-0-	-0-/-0-	$-0-

Dan Morgan, Vice
President and Chief
Prosthetist	-0-	$-0-	-0-/-0-	$-0-

Kenneth W. Bean
Vice President of Operations,	-0-	$-0-	-0-/-0-	$-0-
Chief Financial Officer, and
Secretary

Long-Term Incentive Plans

None.

Equity Compensation Plan Information
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	-0-	-0-	-0-

Equity compensation plans
not approved by security holders	-0-	$-0-	-0-

Total	-0-	$-0-	-0-

Stock Option Grants

None of our officers, Directors or employees have any outstanding stock option grants.

Director Compensation

We do not currently pay any compensation to our directors for their services. In the future, we may pay directors' expenses related to the attendance of board meetings.

Employment Contracts, Termination of Employment and/or Change-In-Control Arrangements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information at September 18, 2007, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of	Number of Shares of	Percentage of Voting
beneficial owner	Voting Stock(1)	Stock (5)

Linda Putback-Bean	48,210,251 (2)	38.9%
Director, President and Secretary
12926 Willow Chase Drive
Houston, Texas 77070

Dan Morgan	11,198,861 (3)	9.1% (3)
Vice President/Chief Prosthetist
12926 Willow Chase Drive
Houston, Texas 77070

Kenneth Bean	48,210,251 (4)	38.9%
Vice President, Chief
Financial Officer and Director
12926 Willow Chase Drive
Houston, Texas 77070

All Officers and Directors	59,408,351 (2)(3)	48.0%
as a group (total of 3)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 18, 2007. As of September 18, 2007, there were 104,125,789 shares of our common stock issued and outstanding and 1,000,000 shares of our preferred stock issued and outstanding, which in aggregate can vote 20,000,000 voting shares.

(2) This number specifically excludes 4,000,000 shares of common stock that were originally issued as part of the initial capitalization of the Company that were surrendered to the Company in September 2005, which the Company plans to reissue in the future, which shares are not included in the number of issued and outstanding shares disclosed throughout this filing. This number includes 30,210,251 shares of common stock and 900,000 shares of our Series A Convertible Preferred Stock (which can vote in aggregate 18,000,000 shares of our common stock, with each Series A Preferred share being able to vote a number of shares equal to 20 common shares) held by Ms. Putback-Bean. Ms. Putback-Bean's ownership of 900,000 shares of our Series A Convertible Preferred Stock represents 90% of our issued and outstanding shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock.

(3) This number includes 9,198,100 shares of our common stock and 100,000 shares of our Series A Convertible Preferred Stock (which can vote in aggregate 2,000,000 shares of our common stock, with each Series A Preferred share being able to vote a number of shares equal to 20 common shares) held by Mr. Morgan. The 9,198,100 shares of common stock held by Mr. Morgan, as well as the 2,000,000 shares of stock which Mr. Morgan is able to vote due to his ownership of 100,000 shares of preferred stock, give him the right to vote in aggregate 11,198,000 shares of stock, representing 9.1% of our outstanding stock based on an aggregate of 124,125,789 voting shares outstanding, which number includes 104,125,789 shares of common stock outstanding and 1,000,000 shares of preferred stock outstanding, which preferred stock can vote in aggregate 20,000,000 shares, Mr. Morgan's ownership of 100,000 shares of our Series A Convertible Preferred Stock represents 10% of our issued and outstanding shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock.

(4) This number represents 48,210,251 shares of common stock beneficially owned by Mr. Bean's spouse, Linda Putback-Bean, which shares Mr. Bean is deemed to beneficially own through his wife.

(5) Using 124,125,789 voting shares, which includes 104,125,789 shares of common stock outstanding and the voting rights associated with the 1,000,000 outstanding shares of Series A Preferred Stock, which are able to vote in aggregate an amount equal to 20,000,000 common shares.

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
d.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (a), (b) or (c) above.

ITEM 13. EXHIBITS

a)	The exhibits listed below are filed as part of this annual report.

Exhibit 3.1(A)	Articles of Incorporation (Pediatric Prosthetics, Inc.-Texas) dated September 15, 2003

Exhibit 3.2(4)	Restated Articles of Incorporation of the Company (March 9, 2001)

Exhibit 3.3(4)	Reinstatement (June 29, 2003)

Exhibit 3.4(A)	Amendment to Articles of Incorporation of the Company (October 31, 2003)

Exhibit 3.5(A)	Amendment to Articles of Incorporation of the Company (November 7, 2003)
(Series A Convertible Preferred Stock Designation of Rights)

Exhibit 3.6(6)	Amendment to Articles of Incorporation of the Company (March 15, 2007)

Exhibit 3.7(4)	Bylaws of the Company

Exhibit 10.1(4)	Sample Host Affiliate Agreement

Exhibit 10.2(2)	Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)	Securities Purchase Agreement

Exhibit 10.4(3)	Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.5(3)	Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.6(3)	Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.7(3)	Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.9(3)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.10(3)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.11(3)	Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)	Security Agreement

Exhibit 10.13(3)	Intellectual Property Security Agreement

Exhibit 10.14(3)	Registration Rights Agreement

Exhibit 10.15(4)	Consulting Agreement with National Financial Communications Corp.

Exhibit 10.16(4)	Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(4)	Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18(5)	Waiver of Rights Agreement

Exhibit 10.20(6)	Kertes Convertible Note and Warrant

Exhibit 10.21(6)	Global Media Agreement

Exhibit 10.22(7)	Second Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.23(7)	Second Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.24(7)	Second Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.25(7)	Second Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.26(8)	Second Waiver of Rights Agreement

Exhibit 10.27(9)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.28(9)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.29(9)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.30(9)	Stock Purchase Warrant with New Millennium Capital Partners, LLC

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.32(10)	Third Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.33(10)	Third Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

(A) Filed as exhibits to our Form 10-SB, filed with the Commission on February 13, 2006, and incorporated herein by reference.

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

(10) Filed as exhibits to our Form 8-K, filed with the Commission on August 1, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K:

We filed a report on Form 8-K on August 1, 2007, to report the closing of the third funding tranche with the Purchasers, as described in greater detail above under “Recent Events.”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2007 and 2006, for professional services rendered by the Company's principal accountants, Malone & Bailey, PC, for the audit of the Company's annual financial statements as included in the Company’s Annual Reports on Form 10-KSB and the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $31,500 and $72,063, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

The aggregate fees billed for professional services rendered by the Company's principal accountants, Malone & Bailey, PC, for the fiscal year ended June 30, 2007, in connection with the review of the restatement of the Company's December 31, 2005 and March 31, 2006 unaudited financial statements was approximately $6,743.

The aggregate fees billed for professional services rendered by the Company's principal accountants, Malone & Bailey, PC, for the fiscal year ended June 30, 2007, in connection with the review of and preparation of responses in connection with the Company's Registration Statement on Form SB-2, was approximately $11,993.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2007

By: /s/ Linda Putback-Bean
Linda Putback-Bean
President and Director

Date: October 12, 2007

By: /s/ Kenneth Bean
Kenneth Bean
Vice President, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By:/s/ Linda Putback-Bean	President and Director	October 12, 2007
Linda Putback-Bean

By:/s/ Kenneth Bean	Vice President, Principal	October 12, 2007
Kenneth Bean	Financial Officer and
Director