Form 10QSB
period 2007-09-30
PEDIATRIC PROSTHETICS INC
filed 2007-11-19
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(281) 897-1108
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 7, 2007, 105,925,789 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
September 30, 2007 and June 30, 2007

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$126,103	$25,557
Trade accounts receivable, net of reserve of $431,904 and $395,915, respectively	186,721	249,418
Prepaid expenses and other current assets	8,920	11,420
Current portion of deferred financing costs	160,295	152,111

Total current assets	482,039	438,506

Furniture and equipment, net of accumulated depreciation of $78,003 and $71,965, respectively	40,841	46,879
Deferred financing costs, net of accumulated amortization of $173,025 and $140,450, respectively	106,861	139,436

Total assets	$629,741	$624,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$134,679	$243,068
Accrued liabilities	129,009	143,985
Current portion of convertible debt	-	75,000
Due to related party	500	500
Derivative financial instruments	2,084,614	2,974,683

Total current liabilities	2,348,802	3,437,236

Convertible debt, net of discount of $1,090,086 and $810,486, respectively	352,187	189,514
Deferred rent	8,954	10,060

Total liabilities	2,709,943	3,636,810

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; 10,000,000 authorized;
1,000,000 issued and outstanding	1,000	1,000
Common stock, par value $0.001; 950,000,000 shares authorized;
104,325,789 and 100,274,889 shares issued and outstanding, respectively	104,326	100,275
Additional paid-in capital	8,659,559	8,542,869
Accumulated deficit	(10,845,087)	(11,656,133)

Total stockholders’ deficit	(2,080,202)	(3,011,989)

Total liabilities and stockholders' deficit	$629,741	$624,821

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006

	Three Months Ended
	September 30,
	2007	2006

Revenue	$99,920	$195,230

Operating expenses:
Cost of sales, except for items stated separately below	47,632	76,001
Selling, general, and administrative expenses	312,151	543,239
Depreciation expense	6,038	5,959

Total operating expenses	365,821	625,199

Loss from operations	(265,901)	(429,969)

Other income (expenses):
Interest income	-	1
Interest expense	(165,186)	(90,492)
Gain on derivative financial instruments	1,242,133	1,202,540

Total other income, net	1,076,947	1,112,049

Net income	$811,046	$682,080

Net income (loss) per common share :
Basic	$0.01	$0.01
Diluted	$(0.00)	(0.00)

Weighted average shares of common stock outstanding:
Basic	102,079,517	98,274,889
Diluted	189,781,503	120,753,460

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2007

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	1,000,000	$1,000	100,274,889	$100,275	$8,542,869	$(11,656,133)	$(3,011,989)

Conversions of
Convertible Debt			4,050,900	4,051	82,940		86,991
Amortization of Stock-Based Compensation					33,750		33,750

Net income						811,046	811,046

Balance at September 30, 2007	1,000,000	$1,000	104,325,789	$104,326	$8,659,559	$(10,845,087)	$(2,080,202)

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2007 and 2006

	2007	2006

Cash Flows From Operating Activities
Net income	$811,046	$682,080
Adjustments to reconcile net income to net cash used by
operating activities
Depreciation expense	6,038	5,959
Deferred rent	(1,106)	(704)
Stock-based compensation	33,750	261,116
Provision for doubtful accounts	30,302	9,784
Amortization of debt discount	101,728	-
Amortization of debt issue costs	39,391	78,147
Gain on derivative financial instruments	(1,242,133)	(1,202,540)

Changes in operating assets and liabilities:
Accounts receivable	32,395	(50,521)
Other assets	2,500	1,571
Accounts payable	(108,389)	(19,804)
Accrued liabilities	(14,976)	26,550

Net cash used by operating activities	(309,454)	(208,362)

Cash Flows From Investing Activities
Purchase of furniture and equipment	-	(11,813)

Net cash used by investing activities	-	(11,813)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	500,000	-
Payment of debt issue cost	(15,000)	-
Payment of convertible debt	(75,000)	-

Net cash provided by financing activities	410,000	-

Net increase (decrease) in cash and cash equivalents	100,546	(220,175)

Cash and cash equivalents, beginning of period	25,557	274,641

Cash and cash equivalents, end of period	$126,103	$54,466

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$9,592	$78,942
Cash paid for income taxes	$-	$-

Non-cash conversion of Convertible Debt and related Derivative Liability to common stock	$86,991	$-

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

GENERAL

Pediatric Prosthetics, Inc. ("Pediatric") is involved in the design, fabrication and fitting of custom-made artificial limbs. Pediatric's focus is infants and children and the comprehensive care and training needed by those infants and children and their parents.

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

INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein have been prepared by Pediatric pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Pediatric believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Pediatric's Annual Report for the year ended June 30, 2007. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2008.

2.  GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant losses and has been dependent on outside investors to provide the cash resources to sustain its operations.  For the three months ended September 30, 2007, Pediatric reported a loss from operations of $265,901 and negative cash flows from operations of $309,454.

Although Pediatric has net income for the three months ended September 30, 2007 of $811,046, such net income was the result of non cash changes in the value of derivative financial instruments and not the result of core operations. Negative operating results have produced a working capital deficit of $1,866,763 and a stockholders' deficit of $2,080,202 at September 30, 2007. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2.  GOING CONCERN CONSIDERATIONS, continued

Pediatric is currently implementing it plans to deal with going concern issues.  Management believes that Pediatric, through private placements of its common stock, will be able to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

Pediatric's long-term viability as a going concern is dependent on certain key factors, including its ability to:

•	Obtain adequate sources of outside financing to support near term operations and to allow Pediatric to continue forward with current strategic plans.

•	Increase its customer base and broaden its service capabilities.

•	Ultimately achieve adequate profitability and cash flows to sustain continuing operations.

3.  CONVERTIBLE DEBT

On August 1, 2007 Pediatric sold an aggregate of $500,000 in Callable Secured Convertible Notes (“Debentures"), to various third parties (the “Purchasers”). The sale of the Debentures represented the third and final tranche of funding in connection with a Securities Purchase Agreement ("Purchase Agreement") entered into with the Purchasers on May 30, 2006 for a total of $1,500,000 of such Debentures.  In connection with the issuance of the Debentures we paid various consultants debt issue cost totaling $15,000, which will be amortized over the term of the Debentures.

The Debentures are convertible into common stock at a 40% discount to the average of the three lowest intraday trading prices for which the common stock trades on the market or exchange over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of common stock is greater than $0.10375 for each day that the common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

During the quarter ended September 30, 2007, the Purchasers converted $57,727 of Debentures into 4,050,900 common shares. A proportionate relief of the derivative liability related to the converted Debentures was recorded to additional paid in capital in the amount of $29,264.

4.  SUBSEQUENT EVENTS

Between October 1, 2007 and November 7, 2007, the Purchasers converted another $20,360 of principal related to the Debentures resulting in the issuance of an additional 1,600,000 common shares.

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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005 until December 31, 2005, we made twenty-seven fittings; from January 1, 2006 until June 30, 2006, we made thirty-six fittings; from July 1, 2006 to June 30, 2007, we made fifty-nine fittings, and from July 1, 2007 until November 15, 2007, we made twenty-two fittings, two of which were pro bono. We currently average 4 fittings per month.

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

In connection with the Exchange, the shareholders of Pediatric Texas (who became our shareholders subsequent to and in connection with the Exchange) agreed to assume $443,632 in liabilities related to the assumption of a $350,000 convertible note and $93,632 of accrued interest on such note that was held by us prior to the Exchange. From November 2003 through June of 2005 we repaid $148,955 of note principal through the issuance of common stock with a fair market value of $2,688,734 and recognized a $2,539,779 loss on extinguishment of debt. During the year ended June 30, 2006, we negotiated the extinguishment of the remaining convertible note of $201,045 and accrued interest of $139,754 for a onetime cash payment of $30,000 and recognized a gain on extinguishment of debt of $310,799.

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

The effect of the Amendment is reflected throughout this report.

Warranties

We provide an unlimited one-year warranty on each of our prostheses, which covers both materials and workmanship. Our sub-component suppliers also provide us a one-year warranty on all components, whether electrical or structural, as a result, we are in effect only responsible for the cost of the re-installation of failed sub-components. Warranty repair costs borne by us have been limited and totaled approximately $6,379 during the fiscal year ended June 30, 2007.  Warranty costs for the three months ended September 30, 2007 totaled $21.

Convertible Loan Agreements

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

May 2006 Securities Purchase Agreement

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Securities Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures," the “Notes” or the “Convertible Notes”), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Securities Purchase Agreement; $400,000 which was received in February 2007, upon the filing of our registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 which was received in August 2007, shortly after the effectiveness of our registration statement on July 27, 2007.

The Debentures are convertible into our common stock at a 40% discount to the average of the three lowest intraday trading prices over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the “Conversion Price”). Additionally, in connection with the Securities Purchase Agreement, we agreed to issue the Purchasers warrants to purchase an aggregate of 50,000,000 shares of our common stock at an exercise price of $0.10 per share (the "Warrants"). We originally agreed to register all of the shares of common stock which the Debentures are convertible into and the shares of common stock which the Warrants are exercisable for; however, pursuant to the Second Waiver of Rights Agreement, described below, the Purchasers agreed to amend the terms of the Registration Rights Agreement such that we were only required to register 9,356,392 shares underlying the Debentures on our Form SB-2 registration statement, which was declared effective on July 20, 2007. We secured the Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.

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

o
$10,000 to be held in escrow for the payment of additional key man life insurance on Linda Putback-Bean and Kenneth W. Bean which policy has been obtained and for which the Company will receive such funds as policy beneficiary; and

o
$370,000 to us, which we spent on legal and accounting fees in connection with the filing of our amended Form 10-SB, outstanding reports on Form 10-QSB, and Form SB-2 registration statement, as well as marketing and promotional fees and inventory costs, as well as other general working capital purposes.

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures have a three year term and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 60% of the average of the three lowest intraday trading prices over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the "Conversion Price").

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

The Debentures are convertible into our common stock at a 40% discount to the average of the three lowest intraday trading prices over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid.

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

In consideration for their entry into the Second Waiver, we granted the Purchasers additional warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share, which warrants shall expire if unexercised on the same date as the original Warrants expire if unexercised, May 30, 2013, which warrants were granted to the Purchasers as follows:

AJW Partners, LLC	102,000
AJW Offshore, Ltd.	606,000
AJW Qualified Partners, LLC	279,000
New Millennium Capital Partners II, LLC	13,000
Total	1,000,000

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

As of September 2007, we believe we can operate for at least the next twelve months.  We believe we will require recurring cash for overhead of approximately $54,000 per month, and that we will receive monthly gross profits of approximately $50,000 per month in connection with fittings of our prosthetic limbs, of which there can be no assurance. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, an additional $400,000 through the sale of additional Convertible Debentures in connection with our filing of our Registration Statement with the SEC, and a final $500,000 in connection with the sale of Debentures when our Registration Statement was declared effective on or around July 20, 2007.  Increases in our advertising and marketing budget during the year ended June 30, 2007, have allowed us to undertake the following advertising and marketing activities:

o	The composition of and distribution of certain feature newspaper articles; and

o	Publicity and marketing campaign, pursuant to which we previously issued 7,000,000 shares of common stock to certain consultants.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had revenue of $99,920 for the three months ended September 30, 2007, compared to revenue of $195,230 for the three months ended September 30, 2006, a decrease in revenue of $95,310 or 48.8% from the prior period. The decrease in revenue was mainly due to an unusual number of delayed fittings caused by those clients’ insurance providers requesting additional information regarding the fitting process.  From time to time, prospective clients may have their fittings delayed by their insurance providers (usually Medicaid and Medicare) requesting additional information and/or clarification regarding the procedures we perform prior to those insurance providers paying for the prospective client’s procedures.  During the three months ended September 30, 2007, an unusually large amount of our prospective clients had their procedures delayed due to an increased number of such questions from their insurance providers.  While we believe that we had an unusually high number of such delays during the three months ended September 30, 2007, and that such delays will not be nearly as extreme or prevalent during the remainder of fiscal 2007, there can be no assurance that our future revenues will not be impacted by such delays in the future.

We had total operating expenses of $365,821 for the three months ended September 30, 2007, compared to total operating expenses of $625,199 for the three months ended September 30, 2006, a decrease in total operating expenses of $259,378 or 41.5% from the previous year’s period. The decrease in total operating expenses was mainly due to a $28,369 or 37.3% decrease in cost of sales to $47,632 for the three months ended September 30, 2007, compared to $76,001 for the three months ended September 30, 2006 and a $231,088 or 42.5% decrease in selling, general and administrative expenses, to $312,151 for the three months ended September 30, 2007, compared to $543,239 for the three months ended September 30, 2006, offset by a $79 or 1.3% increase in depreciation expense to $6,038 for the three months ended September 30, 2007 compared to $5,959 for the three months ended September 30, 2006.

The 37.3% decrease in our cost of sales for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was mainly attributable to our decrease in revenue, in connection with a reduced number of fittings over the same period.

The $231,088 or 42.5% decrease in selling, general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, was mainly due to a $227,369 decrease in stock-based compensation paid to consultants to $33,750 for the three months ended September 30, 2007, as compared to $261,119 for the three months ended September 30, 2006. Our selling, general and administrative expenses will remain high as compared to revenue until we can generate enough revenues to sustain our operations, due to early stage startup costs associated with building our administrative infrastructure and initial marketing and investor relations activities.

We had a loss from operations of $265,901 for the three months ended September 30, 2007, compared to $429,969 for the three months ended September 30, 2006, a decrease in loss from operations of $164,068 or 38.2% from the prior period. The decrease in loss from operations was primarily the result of the decrease in stock-based compensation.

We had total other income, net of $1,076,947 for the three months ended September 30, 2007, compared to $1,112,049 for the three months ended September 30, 2006, which represented a decrease in other income of $35,102 from the prior period. The decrease in net other income was mainly due to an increase of $74,695 in net interest expense to $165,186 for the three months ended September 30, 2007, as compared to net interest expense of $90,492 for the three months ended September 30, 2006, which interest was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes and other notes which were previously outstanding, but which have since been paid in full, as described in greater detail below, offset by a $39,593 increase in income from the change in value of the derivative financial instruments for the three months ended September 30, 2007, as compared to the same period in 2006, to $1,242,133 for the three months ended September 30, 2007, compared to $1,202,540 for the three months ended September 30, 2006, .

We had net income of $811,046 for the three months ended September 30, 2007, compared to $682,080 for the three months ended September 30, 2006, an increase of $128,966 from the previous period. The increase in net income was mainly due to the decrease in cost of sales, selling, general and administrative expenses and the increase in income from derivative financial instruments, partially offset by the decrease in revenue and increase in interest expense, as described above.

Investors should keep in mind that our net income for the three months ended September 30, 2007 was the result of changes in the value of our derivative financial instruments and not the result of our core operations.  Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a significant net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $629,741 as of September 30, 2007, which included current assets of $482,039, furniture and equipment, net of accumulated depreciation, of $40,841, and deferred financing cost, net of amortization, of $106,861. Current assets included cash and cash equivalents of $126,103, trade and accounts receivable, net of $186,721, prepaid expenses and other current assets of $8,920, and current portion of deferred financing cost of $160,295.

We had total liabilities of $2,709,943 as of September 30, 2007, which included current liabilities of $2,348,802, consisting of trade accounts payable of $134,679; accrued liabilities of $129,009; which included deferred salary payable to our officers; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; derivative financial instruments of $2,084,614, in connection with our Convertible Debentures and Warrants; and non-current liabilities consisting of deferred rent of $8,954 and long term portion of convertible debt, net of discount of $352,187.

We had a working capital deficit of $1,866,763 and an accumulated deficit of $10,845,087 as of
September 30, 2007.

We had total net cash used by operating activities of $309,454 for the three months ended September 30, 2007, which was mainly due to  the change in value of derivative instruments of $1,242,133, as well as the net decrease of $108,389 for various trade accounts payable which had accumulated prior to our most recent funding related to the Convertible Debentures.

We had $410,000 in net cash provided by financing activities for the three months ended September 30, 2007, which included $500,000 raised through the third tranche of Convertible Debentures sold during the period offset by $15,000 of debt issuance costs associated with fees paid to finders in connection with the sale and the $75,000 repayment of outstanding convertible notes held by certain shareholders of the Company.

Our trade accounts receivable are often for substantial amounts that can generate challenges by insurance companies and, in certain cases, the need to pursue collections directly from the patients. These challenges have continually increased the collection period for our receivables. We believe that our trade accounts receivable balances will increase at a greater rate than revenue growth until such revenue growth subsides for a meaningful period of time. Management constantly reviews receivables for collectability issues and has recognized a provision for bad debts of approximately 36% of revenue thus far for fiscal 2008.

These collection challenges in trade accounts receivable are expected to present liquidity issues in future periods if we do not substantially increase sales and/or raise funds from other sources.  Historically, our Host Affiliates, which represent the majority of our recievables, have been slow to collect receivables and/or answer billing appeals, whick in turn has led to our large accounts receivable balances.  During the three months ended September 30, 2007, we conducted approximately three, three day classes, which were attended by six total Host Affiliates to help our Host Affiliates with their collection issues. We believe that those classes, and any similar classes we may arrange in the future, will help us decrease our receivables moving forward.

We expect our accounts payable to grow with the increase in our business over time and they include a substantial amount of professional fees related to our SEC filings. Accrued liabilities include accrued salaries and accrued stock based compensation, and as with accounts payable, the balance of accrued liabilities will increase based on the growth of our business. Timely payment of accounts payable and accrued liabilities will require that we raise additional debt or equity funding in the near term.

In April 2006, we borrowed $50,000 from a shareholder of the Company, and issued that individual a promissory note and warrants in connection with such loan. The promissory note bears interest at the rate of 12% per annum, and was due and payable on September 29, 2006, which date was extended until May 29, 2007. The balance of the loan, plus accrued and unpaid interest, was repaid in August 2007.

On March 1, 2006, and March 21, 2006, we entered into two separate loans for $17,500, with two separate shareholders to provide us with an aggregate of $35,000 in funding. The loans bear interest at the rate of 12% per annum until paid. Both loans became due in March 2007, but were verbally extended to May 2007, and were repaid with all accrued and unpaid interest in August 2007.

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

Third Closing Fees and Costs (in connection with $500,000 received through the sale of Notes in July  2007)

•	$75,000 - Repayment of stockholder loans;
•	$10,000 - Inventory for our prosthetics operations;
•	$60,000 - Equipment and building improvements;
•	$200,000 - Promotional, marketing and travel costs associated with our increased marketing campaign;
•	$15,000 - Closing costs and finders fees in connection with the funding; and

•
$75,000- General working capital, including certain amounts for officers and directors salaries, rent and office expenses, of which a portion may be used to pay accrued interest on the Convertible Notes. We have not paid any of the accrued interest on the Convertible Notes to date, and have not been requested to pay such interest by the Purchasers to date.

Total Notes sold to the Purchasers	$1,500,000
Minus fees described above	$291,000
Total funds received by the Company	$1,209,000

As of November 2007, we believe we can operate for at least the next twelve months with our current cash on hand and revenues we will receive from our fittings, based on our current estimate of non-discretionary and recurring cash overhead of approximately $64,000 per month and monthly gross profits of approximately $50,000 per month. We currently anticipate that our operations will continue to grow as a result of our increased advertising and marketing expenditures, which has allowed a greater number of potential clients to become aware of our operations and services and that  the increase in revenues and gross profits associated with such growth will substantially fund future operations

 If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities. Other than the funding transaction described above, no additional financing has been secured and the Company has no commitments from officers, directors or affiliates to provide funding.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2007 and 2006, we incurred net income of $843,103 and a net loss of $4,413,417, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. During the three months ended September 30, 2007, we had net income of $811,046, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $309,454. Additionally, we had negative working capital of $1,866,763 and a total accumulated deficit of 10,845,087 as of September 30, 2007. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 59 fitted in fiscal 2007; and 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in charges to income of $585,946 and $482,360 during the years ended June 30, 2007 and 2006, costs that we believe will not be recurring in such large amounts in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

THERE IS DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the three months ended September 30, 2007 we had a loss from operations of $265,901 and we had a working capital deficit of $1,866,763 as of September 30, 2007. Furthermore, we had an accumulated deficit of $10,845,087 at September 30, 2007. Due to our negative financial results and our current financial position, there is substantial doubt about our ability to continue as a going concern.

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

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of September 30, 2007, our accounts receivable over 120 days old represented approximately one-third of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of November 7, 2007, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued. Additional shares of preferred stock, if issued, could be entitled to preferences over our outstanding common stock. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock, and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that could have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Additionally, we may issue a series of preferred stock in the future, which may convert into common stock, which conversion would cause immediate dilution to our then shareholders. The Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly and/or otherwise cause the value of our common stock to decrease in value.

OUR MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR CURRENTLY OUTSTANDING COMMON STOCK AND THEIR INTERESTS MAY CONFLICT WITH THOSE OF OUR SHAREHOLDERS.

As of November 7, 2007, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 30,210,251 shares of common stock or approximately 29% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 59,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 2,000,000 shares of common stock, for a total of a total of approximately 48% of our total voting power based on 125,925,789 voting shares, which includes the 105,925,789 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

THE DEBENTURES ARE CONVERTIBLE INTO SHARES OF OUR COMMON STOCK AT A DISCOUNT TO MARKET.

The conversion price of the Debentures is equal to 60% of the trading price of our common stock, which will likely cause the value of our common stock, if any, to decline in value as subsequent conversions are made, as described in greater detail under the Risk Factors below.

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

In addition, the common stock issuable upon conversion of the Debentures and exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Debentures may be converted into common stock at a discount to the market price of our common stock of 40% of the average of the three lowest intraday trading prices which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received, and such discount to market, provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

 Our existing stockholders will experience substantial dilution of their investment upon conversion of the Debentures and exercise of the Warrants. The Debentures will be convertible into shares of our common stock at a discount to market of 40% of the trading value of our common stock. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline and if so, the holders of the Debentures would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR DEBENTURES MAY ENCOURAGE INVESTORS TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The Debentures will be convertible into shares of our common stock at a discount to market of 40% of the average of the three lowest intraday trading prices which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Conversion Price”). The significant downward pressure on the price of our common stock as the Debenture holders convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Debentures or exercise of the Warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the quarterly period covered by this Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as our auditors discovered significant adjustments relating to revenue recognition related to bad debt expense, derivative liability valuation, accrued liabilities, prepaid expenses, and amortization of debt discount.  Moving forward, our management believes that as we become more familiar and gain more experience in providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

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

Between July 23, 2007 and November 7, 2007, the Purchasers individually provided us notice of their intention to convert an aggregate of approximately $78,975 of principal of the May 30, 2006, Debentures into an aggregate of approximately 5,650,900 shares of our common stock (the “Shares”) based on Conversion Prices of between $0.0165 and $0.0126 per share, as of the date of each of the Notices of Conversions.   We subsequently issued the Purchasers the Shares, which Shares were registered by us on our Form SB-2 Registration Statement declared effective by the Commission on July 20, 2007.  As a result of the conversions, we owed an aggregate of approximately $1,421,025 to the Purchasers in connection with the principal amount of the outstanding Debentures as of November 7, 2007 (not including any accrued and unpaid interest on such Debentures).

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

(10) Filed as exhibits to our Form 8-K, filed with the Commission on August 1, 2007, and incorporated herein by reference.

 (b) REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during the period ended September 30, 2007:

•	We filed a report on Form 8-K on August 1, 2007, to report the closing of the third funding tranche with the Purchasers, as described in greater detail above.

 We filed the following reports on Form 8-K subsequent to the period covered by this report:

•
We filed a report on Form 8-K on November 5, 2007, to report our change in auditors from Malone & Bailey, PC, Certified Public Accountants to GBH CPAs, PC, Certified Public Accountants, effective November 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRIC PROSTHETICS, INC.

DATED: November 19, 2007

By: /s/ Kenneth W. Bean
Kenneth W. Bean
Chief Financial Officer (Principal Accounting Officer)