Form 10QSB
period 2007-12-31
PEDIATRIC PROSTHETICS INC
filed 2008-02-19
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

(281) 897-1108
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of February 18, 2008, 113,247,181 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
December 31, 2007 and June 30, 2007

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,021	$25,557
Trade accounts receivable, net of reserve of $491,680 and $395,915, respectively	339,067	249,418
Prepaid expenses and other current assets	8,920	11,420
Current portion of deferred financing costs	160,295	152,111

Total current assets	517,303	438,506

Furniture and equipment, net of accumulated depreciation of $83,262 and $71,965, respectively	35,582	46,879
Deferred financing costs, net of accumulated amortization of $219,232 and $140,450, respectively	67,470	139,436

Total assets	$620,355	$624,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$166,506	$243,068
Accrued liabilities	150,309	143,985
Current portion of convertible debt	-	75,000
Due to related party	500	500
Derivative financial instruments	1,430,671	2,974,683

Total current liabilities	1,747,986	3,437,236

Convertible debt, net of discount of $990,372 and $810,486, respectively	411,913	189,514
Deferred rent	7,848	10,060

Total liabilities	2,167,747	3,636,810

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; authorized
10,000,000; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, par value $0.001; authorized 950,000,000;
issued and outstanding 108,525,789 and 100,274,889 shares, respectively	108,526	100,275
Additional paid-in capital	8,745,414	8,542,869
Accumulated deficit	(10,402,332)	(11,656,133)

Total stockholders’ deficit	(1,547,392)	(3,011,989)

Total liabilities and stockholders' deficit	$620,355	$624,821

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2007 and 2006

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue	$326,707	$241,138	$426,627	$436,368

Operating expenses:
Cost of sales, except for items stated separately below	32,615	35,640	80,247	111,641
Selling, general and administrative expenses	330,497	385,212	642,648	928,451
Depreciation expense	5,259	6,038	11,297	11,997

Total operating expenses	368,371	426,890	734,192	1,052,089

Loss from operations	(41,664)	(185,752)	(307,565)	(615,721)

Other income (expenses):
Interest income	-	-	-	1
Interest expense	(161,700)	(69,093)	(326,886)	(159,585)
Gain on derivative financial instruments	633,634	1,150,661	1,875,767	2,353,201
Other income	12,485	-	12,485	-

Total other income, net	484,419	1,081,568	1,561,366	2,193,617

Net income	$442,755	$895,816	$1,253,801	$1,577,896

Net income (loss) per common share:
Basic	$0.00	$0.01	$0.01	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding:
Basic	106,467,093	98,274,889	104,273,305	98,274,889
Diluted	200,751,782	120,753,460	195,433,505	120,753,460

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended December 31, 2007

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2007	1,000,000	$1,000	100,274,889	$100,275	$8,542,869	$(11,656,133)	$(3,011,989)

Conversions of Convertible Debt	-	-	8,250,900	8,251	139,037	-	147,288

Amortization of Stock-Based
Compensation	-	-	-	-	63,508	-	63,508

Net income	-	-	-	-	-	1,253,801	1,253,801

Balance at December 31, 2007	1,000,000	$1,000	108,525,789	$108,526	$8,745,414	$(10,402,332)	$(1,547,392)

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net income	$1,253,801	$1,577,896
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation expense	11,297	11,997
Deferred rent	(2,212)	(704)
Stock-based compensation	63,508	446,288
Provision for doubtful accounts	95,755	15,838
Amortization of debt discount	201,442	-
Amortization of debt issue costs	78,782	134,190
Gain on derivative financial instruments	(1,875,767)	(2,353,201)

Changes in operating assets and liabilities:
Accounts receivable	(185,404)	(127,589)
Other assets	2,500	1,571
Accounts payable	(76,562)	53,344
Accrued liabilities	6,324	10,399

Net cash used by operating activities	(426,536)	(229,971)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	-	(11,813)

Net cash used by investing activities	-	(11,813)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	500,000	-
Payment of debt issuance cost	(15,000)	-
Repayment of convertible debt	(75,000)	(10,000)

Net cash provided (used) by financing activities	410,000	(10,000)

Net decrease in cash and cash equivalents	(16,536)	(251,784)

Cash and cash equivalents, beginning of period	25,557	274,641

Cash and cash equivalents, end of period	$9,021	$28,857

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$10,859	$3,000
Cash paid for income taxes	$-	$-

Non-Cash Disclosures:
Conversion of convertible debt and related derivative liability into common stock	$147,288	$-
Discount related to issuance of convertible debt	$381,328	$600,000

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

INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements included herein have been prepared by Pediatric pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Pediatric believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP), have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Pediatric's Annual Report on Form 10-KSB for the year ended June 30, 2007. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending June 30, 2008.

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant losses and has been dependent on outside investors to provide the cash resources to sustain its operations.  For the six months ended December 31, 2007, Pediatric reported net income of $1,253,801 and negative cash flows from operations of $426,536.

Although Pediatric had net income of $1,253,801 for the six months ended December 31, 2007, such net income was the result of non-cash changes in the value of derivative financial instruments and not the result of core operations. Negative operating results have produced a working capital deficit of $1,230,683 and a stockholders' deficit of $1,547,392 at December 31, 2007. Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern. The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

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

3. CONVERTIBLE DEBT

On July 27, 2007, Pediatric sold an aggregate of $500,000 in Callable Secured Convertible Notes (“Debentures"), to various third parties (the “Purchasers”). The sale of the Debentures represented the third and final tranche of funding in connection with a Securities Purchase Agreement entered into with the Purchasers on May 30, 2006 for a total of $1,500,000 of such Debentures.  In connection with the issuance of the Debentures for the six months ended December 31, 2007, we paid a consultant debt issue costs totaling $15,000, which will be amortized over the term of the Debentures and we also repaid $75,000 of previously issued convertible debt with cash.

The Debentures are convertible into common stock at a 40% discount to the average of the three lowest intraday trading prices for which the common stock trades on the market or exchange over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of common stock is greater than $0.10375 for each day that the common stock trades. Any amounts not paid under the Debentures, which are due May 31, 2009, bear interest at the rate of fifteen percent (15%) per annum until paid.  The following is a summary of convertible debt as of December 31, 2007 and June 30, 2007:

	December 31, 2007	June 30, 2007

Convertible debentures	$1,500,000	$1,075,000
Debt converted to common stock	(97,715)	-
Unamortized debt discount	(990,372)	(810,486)
Convertible debentures, net	411,913	264,514

Convertible debentures, net (current)	-	(75,000)
Convertible debentures, net (long-term)	$411,913	$189,514

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. CONVERTIBLE DEBT, continued

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The Debt Feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes of $500,000 for the six months ended December 31, 2007, the Debt Feature had an estimated initial fair value of $381,328, which was recorded as a discount to the note and will be accreted over the term of the debt using the effective interest method.

During the six months ended December 31, 2007, the Purchasers converted $97,715 of Debentures to common stock resulting in the issuance of 8,250,900 common shares and the acceleration of accretion of debt discount of $74,825. A proportionate relief of the derivative liability related to the converted Debentures was recorded to additional paid in capital in the amount of $49,573.

4. SUBSEQUENT EVENTS

Between January 1, 2008 and February 13, 2008, the Purchasers converted another $4,207 of principal related to the Debentures, at an average exercise price of $0.01, resulting in the issuance of an additional 721,392 common shares.

In February 2008, the Company reissued its President, Linda Putback-Bean an aggregate of 4,000,000 shares of the Company’s common stock which she cancelled on or around September 30, 2005, to reduce the number of issued shares of the Company and to increase the number of authorized but unissued shares of the Company to allow the Company sufficient shares of common stock to pay various consultants for services rendered. The shares were earned prior to their original issuance in December 2004.

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

We generate an average of approximately $8,000 of gross profit per fitting of the prosthetics devices, however, the exact amount of gross profit we will receive for each fitting will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005 until December 31, 2005, we made twenty-seven fittings; from January 1, 2006 until June 30, 2006, we made thirty-six fittings; from July 1, 2006 to June 30, 2007, we made fifty-nine fittings, from July 1, 2007 until December 31, 2007, we made thirty-seven fittings, one of which was pro bono, and from January 1, 2008 through February 12, 2008, we made seven fittings, none of which were pro bono. We currently average between 4 and 5 fittings per month.

May 2006 Securities Purchase Agreement

On May 30, 2006 (the "Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with AJW Partners, LLC; AJW Offshore, Ltd.; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC (each a "Purchaser" and collectively the "Purchasers"), pursuant to which the Purchasers agreed to purchase $1,500,000 in convertible debt financing from us. Pursuant to the Purchase Agreement, we agreed to sell the investors $1,500,000 in Callable Secured Convertible Notes (the "Debentures," the “Notes” or the “Convertible Notes”), which are to be payable in three tranches, $600,000 of which was received by the Company on or around May 31, 2006, in connection with the entry into the Purchase Agreement; $400,000 which was received in February 2007, upon the filing of our registration statement to register shares of common stock which the Debentures are convertible into as well as the shares of common stock issuable in connection with the exercise of the Warrants (defined below); and $500,000 which was received in August 2007, shortly after the effectiveness of our registration statement on July 27, 2007.

On  February 16, 2007 (the "Second Closing”), we sold an aggregate of $400,000 in Debentures to the Purchasers. The sale of the Debentures represented the second tranche of funding in connection with our Purchase Agreement.

On  July 27, 2007 (the "Third Closing"), we sold an aggregate of $500,000 in Debentures to the Purchasers, which funds were received by us on  July 31, 2007. The sale of the Debentures represented the third and final tranche of funding in connection with our Purchase Agreement.

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

Pursuant to the Purchase Agreement, we agreed to sell the Purchasers an aggregate of $1,500,000 in Debentures, which Debentures mature May 31, 2009 and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.10375 for each day that our common stock trades. Any amounts not paid under the Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the Debentures is equal to 60% of the average of the three lowest intraday trading prices over the most recent twenty (20) day trading period in which our common stock trades on the market or exchange , ending one day prior to the date a conversion notice is received (the "Conversion Price").

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

Upon the occurrence of and during the continuance of an Event of Default (as defined in the Debentures), the Purchasers can make the Debentures immediately due and payable, and can make us pay the greater of (a) 130% of the total remaining outstanding principal amount of the Debentures, plus accrued and unpaid interest thereunder, or (b) the total dollar value of the number of shares of common stock which the funds referenced in section (a) would be convertible into (as calculated in the Debentures), multiplied by the highest closing price for our common stock during the period we are in default. If we fail to pay the Purchasers such amount within five (5) days of the date such amount is due, the Purchasers can require us to pay them in shares of common stock at the greater of the amount of shares of common stock which (a) or (b) is convertible into, at the Conversion Rate then in effect.

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

We also agreed with the Purchasers, pursuant to the Second Waiver, to amend the Rights Agreement to reduce the number of shares we are required to register pursuant to the Rights Agreement, from all of the Underlying Shares, to only 9,356,392 of the shares issuable upon conversion of the Notes and to amend the date we are required to obtain effectiveness of our registration statement by from April 16, 2007, to August 13, 2007, which registration statement was declared effective on July 20, 2007.  The 9,356,392 shares of common stock we are required to register pursuant to the Second Waiver is equal to the amount remaining after calculating approximately 30% of our then public float (17,909,961 shares, with our public float equal to approximately 58,866,538 shares as of the date of the Second Waiver), and subtracting the 8,553,569 shares of common stock held by other shareholders, which were being registered in our Registration Statement, which gave us a total of 9,356,392 shares available to be registered for the Purchasers. Because we believe that the registration of shares totaling only approximately 30% of our public float clearly does not represent a primary offering of our securities, we and the Purchasers believe that the registration of only 9,356,392 shares underlying the Notes would expedite the review and effectiveness of our Registration Statement.

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

As of February 19, 2008, we believe we can operate for at least the next twelve months.  We believe we will require recurring cash for overhead of approximately $54,000 per month, and that we will receive monthly gross profits of approximately $50,000 per month in connection with fittings of our prosthetic limbs, of which there can be no assurance. If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities.

We received $600,000 on May 30, 2006 (less closing costs and structuring fees), from the sale of certain Convertible Debentures described above, an additional $400,000 through the sale of additional Convertible Debentures in connection with our filing of our Registration Statement with the SEC, and a final $500,000 in connection with the sale of Debentures when our Registration Statement was declared effective on or around July 20, 2007.  Increases in our advertising and marketing budget during the year ended June 30, 2007, allowed us to undertake the following advertising and marketing activities:

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

o
Costs associated with a national internet marketing campaign utilizing state of the art  Search Engine Optimization Planning (“S.E.O.P”)  and pay per click advertising  at a cost of approximately $50,000, which has been operational since August 2007, at a cost of approximately $4,000 per month;

o
Travel and associated costs involved with appearances on television shows, medical conventions and nursing schools at a cost of approximately $20,000; and travel and components expenses related to pro-bono fittings in various cities across the United States of approximately $100,000, and the establishment of a national internet chat-room for parents and kids with a limb-loss at a cost of approximately $10,000; and

o	Sponsorship costs of non-profit organizations such as the "Amputee Coalition of American" and the Para-Olympics, at a cost of approximately $10,000.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

We had revenue of $326,707 for the three months ended December 31, 2007, compared to revenue of $241,138 for the three months ended December 31, 2006, an increase in revenue of $85,569 or 35.5% from the prior period. The increase in revenue was mainly due to a larger number of fittings and more complex fittings, which generated higher revenues for the Company during the three months ended December 31, 2007, compared to the three months ended December 31, 2006.

We had total operating expenses of $368,371 for the three months ended December 31, 2007, compared to total operating expenses of $426,890 for the three months ended December 31, 2006, a decrease in total operating expenses of $58,519 or 13.7% from the previous period. The decrease in total operating expenses was mainly due to a $54,715 or 14.2% decrease in selling, general and administrative expenses of $330,497 for the three months ended December 31, 2007, compared to $385,212 for the three months ended December 31, 2006, which decrease was mainly due to higher than normal administrative expenses during the three months ended December 31, 2006, in connection with certain one-time legal and accounting fees associated with the revision of and refiling of our amended Form 10-SB and correspondence filings, and a $3,025 or 8.5% decrease in cost of sales, to $32,615 for the three months ended December 31, 2007, compared to $35,640 for the three months ended December 31, 2006.  The decrease in our cost of sales for the three months ended December 31, 2007, compared to the same period in 2006 was mainly due to a larger number of re-fittings during the three month period ended December 31, 2007, compared to the same period in 2006, which re-fittings require less new components and generate higher margins for the Company.

Our cost of sales as a percentage of revenue for the three months ended December 31, 2007 was 10%, compared to 14.8% for the three months ended December 31, 2006, a decrease in cost of sales as a percentage of revenues of 4.8% from the prior period, which was mainly due to the increase in revenue and the decrease in cost of sales, as described above.

We had a loss from operations of $41,664 for the three months ended December 31, 2007, compared to $185,752 for the three months ended December 31, 2006, a decrease in loss from operations of $144,088 or 77.6% from the prior period. The decrease in loss from operations was primarily the result of the increase in revenue and the decrease in cost of sales and selling, general and administrative expenses, as described above.

We had total other income, net of $484,419 for the three months ended December 31, 2007, compared to $1,081,568 for the three months ended December 31, 2006, which represented a decrease in other income of $597,149 or 55.2% from the prior period. The decrease in net other income was mainly due to an increase of $92,607 in net interest expense to $161,700 for the three months ended December 31, 2007, as compared to net interest expense of $69,093 for the three months ended December 31, 2006, which interest was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes and a decrease of $517,027 in change in value of derivative financial instruments, to $633,634 for the three months ended December 31, 2007, compared to $1,150,661 for the three months ended December 31, 2006.

We had net income of $442,755 for the three months ended December 31, 2007, compared to $895,816 for the three months ended December 31, 2006, a decrease of $453,061 from the previous period. The decrease in net income was mainly due to the decrease in value of derivative financial instruments and increase in interest expense offset by the decrease in cost of sales, selling, general and administrative expenses and the increase in revenues, as described above.

Investors should keep in mind that our net income for the three months ended December 31, 2007 was the result of changes in the value of our derivative financial instruments and not the result of our core operations.  Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a significant net loss for the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2006

We had revenue of $426,627 for the six months ended December 31, 2007, compared to revenue of $436,368 for the six months ended December 31, 2006, a decrease in revenue of $9,741 or 2.2% from the prior period. The decrease in revenue was mainly due to an unusual number of delayed fittings caused by those clients’ insurance providers requesting additional information regarding the fitting process during the three months ended September 30, 2007.  From time to time, prospective clients may have their fittings delayed by their insurance providers (usually Medicaid and Medicare) requesting additional information and/or clarification regarding the procedures we perform prior to those insurance providers paying for the prospective client’s procedures.   While we believe that we had an unusually high number of such delays during the three months ended September 30, 2007, which number of delays decreased substantially over the three months ended December 31, 2007, there can be no assurance that our future revenues will not be impacted by such delays in the future.

We had total operating expenses of $734,192 for the six months ended December 31, 2007, compared to total operating expenses of $1,052,089 for the six months ended December 31, 2006, a decrease in total operating expenses of $317,897 or 30.2% from the previous year’s period. The decrease in total operating expenses was mainly due to a $285,803 or 30.8% decrease in selling, general and administrative expenses, to $642,648 for the six months ended December 31, 2007, compared to $928,451 for the six months ended December 31, 2006, resulting from a decrease in share based compensation for the six months ended December 31, 2007 and higher than normal administrative expenses during the six months ended December 31, 2006, in connection with certain one-time legal and accounting fees associated with the revision of and refiling of our amended Form 10-SB and correspondence filings, also a $31,396 or 28% decrease in cost of sales, to $80,247 for the six months ended December 31, 2007, compared to $111,641 for the six months ended December 31, 2006, and a larger number of re-fittings during the six month period ended December 31, 2007, compared to the same period in 2006, which re-fittings require less new components and generate higher margins for the Company.

Our cost of sales as a percentage of revenue for the six months ended December 31, 2007 was 18.8%, compared to 25.6% for the three months ended December 31, 2006, a decrease in cost of sales as a percentage of revenues of 6.8% from the prior period, which was mainly the result of the decrease in cost of sales offset by the decrease in revenues for the six months ended December 31, 2007, compared to the six months ended December 31, 2006.

We had a loss from operations of $307,565 for the six months ended December 31, 2007, compared to $615,721 for the six months ended December 31, 2006, a decrease in loss from operations of $308,156 or 50% from the prior period.  The decrease in our loss from operations was the result of lower share-based compensation expense and legal and accounting expenses.  Share-based compensation decreased as a result of consulting contracts expiring during the six months ended December 31, 2007.  Legal and accounting expenses decreased as a result of higher than normal administrative expenses during the three months ended December 31, 2006, in connection with certain one-time legal and accounting fees associated with the revision of and refiling of our amended Form 10-SB and correspondence filings, compared to the three months ended December 31, 2007.

We had total other income, net of $1,561,366 for the six months ended December 31, 2007, compared to $2,193,617 for the six months ended December 31, 2006, which represented a decrease in other income of $632,251 or 28.8% from the prior period. The decrease was mainly due to an increase of $167,301 in interest expense to $326,886 for the six months ended December 31, 2007, as compared to interest expense of $159,585 for the six months ended December 31, 2006, which interest was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes, and a $477,434 or 20.3% decrease in change in value of derivative financial instruments, to $1,875,767 for the six months ended December 31, 2007, compared to $2,353,201 for the six months ended December 31, 2006.

We had net income of $1,253,801 for the six months ended December 31, 2007, compared to $1,577,896 for the six months ended December 31, 2006, a decrease of $324,095 from the previous period. The decrease in net income was mainly due to the decrease in revenue and total other income, offset by the decrease in cost of sales and selling, general and administrative expenses.

Investors should keep in mind that our net income for the six months ended December 31, 2007 was the result of changes in the value of our derivative financial instruments and not the result of our core operations.  Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a significant net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $620,355 as of December 31, 2007, which included current assets of $517,303, furniture and equipment, net of accumulated depreciation, of $35,582, and deferred financing cost, net of amortization, of $67,470. Current assets included cash and cash equivalents of $9,021, trade and accounts receivable, net of $339,067, prepaid expenses and other current assets of $8,920, and current portion of deferred financing cost of $160,295.

We had total liabilities of $2,167,747 as of December 31, 2007, which included current liabilities of $1,747,986, consisting of trade accounts payable of $166,506; accrued liabilities of $150,309; which included deferred salary payable to our officers; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; derivative financial instruments of $1,430,671, in connection with our Convertible Debentures and Warrants; and non-current liabilities consisting of deferred rent of $7,848 and long term portion of convertible debt, net of discount of $411,913.

We had a working capital deficit of $1,230,683 and an accumulated deficit of $10,402,332 as of
December 31, 2007.

We had total net cash used by operating activities of $426,536 for the six months ended December 31, 2007, which was mainly due to the loss from operations of $307,565, as well as the net decrease of $185,404 for various trade accounts payable which had accumulated prior to our most recent funding related to the Convertible Debentures.

We had $410,000 in net cash provided by financing activities for the six months ended December 31, 2007, which included $500,000 raised through the third tranche of Convertible Debentures sold during the period offset by $15,000 of debt issuance costs associated with fees paid to finders in connection with the sale and the $75,000 repayment of outstanding convertible notes held by certain shareholders of the Company.

Our trade accounts receivable are often for substantial amounts that can generate challenges by insurance companies and, in certain cases, the need to pursue collections directly from the patients. These challenges have continually increased the collection period for our receivables. We believe that our trade accounts receivable balances will increase at a greater rate than revenue growth until such revenue growth subsides for a meaningful period of time. Management constantly reviews receivables for collectibility issues and has recognized a provision for bad debts of approximately 22% of revenue thus far for fiscal 2008.

These collection challenges in trade accounts receivable are expected to present liquidity issues in future periods if we do not substantially increase sales and/or raise funds from other sources.  Historically, our Host Affiliates, which represent the majority of our receivables, have been slow to collect receivables and/or answer billing appeals, which in turn has led to our large accounts receivable balances.  During the six months ended December 31, 2007, we conducted approximately three, three-day classes, which were attended by six total Host Affiliates to help our Host Affiliates with their collection issues. We believe that those classes, and any similar classes we may arrange in the future, will help us improve our collections moving forward.

We expect our accounts payable to grow with the increase in our business over time. Accrued liabilities include accrued salaries and accrued stock based compensation, and as with accounts payable, the balance of accrued liabilities will increase based on the growth of our business. Timely payment of accounts payable and accrued liabilities will require that we raise additional debt or equity funding in the near term.

As of February 19, 2008, we believe we can operate for at least the next twelve months with revenues we will receive from our fittings, based on our current estimate of non-discretionary and recurring cash overhead of approximately $64,000 per month and monthly gross profits of approximately $50,000 per month. We currently anticipate that our operations will continue to grow as a result of our increased advertising and marketing expenditures, which has allowed a greater number of potential clients to become aware of our operations and services and that the increase in revenues and gross profits associated with such growth will substantially fund future operations.

As of the filing of this report, we owed approximately $1,398,078 to the Purchasers in connection with the principal amount of the outstanding Debentures (not including any accrued and unpaid interest on such Debentures).  This debt is due on May 31, 2009.  We do not currently have sufficient funds to repay the outstanding principal amount of the Debentures and/or stay the conversions of such Debentures as provided above.  The shares of common stock which the Debentures are convertible into and which the Warrants are exercisable for may be sold without restriction pursuant to Rule 144, as amended and the Purchasers have expressed their desire to convert an increasing number of shares underlying the Debentures. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

 If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities. Other than the funding transaction described above, no additional financing has been secured and the Company has no commitments from officers, directors or affiliates to provide funding.

In February 2008, the Company reissued its President, Linda Putback-Bean an aggregate of 4,000,000 shares of the Company’s common stock which she cancelled on or around September 30, 2005, to reduce the number of issued shares of the Company and to increase the number of authorized but unissued shares of the Company to allow the Company sufficient shares of common stock to pay various consultants for services rendered.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2007 and 2006, we incurred net income of $843,103 and a net loss of $4,413,417, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. During the six months ended December 31, 2007, we had net income of $1,253,801, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $426,536. Additionally, we had negative working capital of $1,230,683 and a total accumulated deficit of $10,402,332 as of December 31, 2007. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 59 fitted in fiscal 2007; and 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in non-cash charges to income of $585,946 and $482,360 during the years ended June 30, 2007 and 2006, costs that we believe will not be recurring in such large amounts in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

THERE IS DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the six months ended December 31, 2007 we had a loss from operations of $307,565 and we had a working capital deficit of $1,230,683 as of December 31, 2007. Furthermore, we had an accumulated deficit of $10,402,332 at December 31, 2007. Due to our negative financial results and our current financial position, there is substantial doubt about our ability to continue as a going concern.

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to above) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic’s devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

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

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of December 31, 2007, our accounts receivable over 120 days old represented approximately one-third of total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of February 14, 2008, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued.

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

As of February 18, 2008, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 34,210,251 shares of common stock or approximately 30.2% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 63,409,112 shares of our voting shares, representing the 30,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 2,000,000 shares of common stock, for a total of a total of approximately 46% of our total voting power based on 133,247,181 voting shares, which includes the 113,247,181 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

As sequential conversions of the Debentures and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holders of the Debentures will be entitled to receive an increasing number of shares in connection with their conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Debentures are convertible into and which the Warrants are exercisable for may be sold without restriction pursuant to Rule 144, as amended and the Purchasers have expressed their desire to convert an increasing number of shares underlying the Debentures. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

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

THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

Our common stock is currently listed on the Pink Sheets, an over-the-counter electronic quotation service, which stock currently trades below $5.00 per share. We anticipate the trading price of our common stock will continue to be below $5.00 per share. As a result of this price level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock. As a consequence, the market liquidity of our common stock could be severely affected or limited by these regulatory requirements.

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

Government Regulation

We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which could have a material adverse effect on our business. We have initiated certain purchasing and efficiency programs in the past. The most important efficiency program we have instituted to date was entering into contracts with our Host affiliates. By acquiring laboratory access from such Host Affiliates, and acquiring the Host Affiliates help in billing and collections from third party payers such as insurance companies and their respective state-centered Medicaid programs, we have also cut down our travel costs, and our costs of added staff to invoice and collect receivables. Additionally, in an attempt to maximize our efficiency, we modified our "just in time" inventorying of components for prosthetic devices to allow sufficient time for us to send such components via less expensive ground freight instead of higher priced overnight delivery. Finally, we have instituted a ten day lead-time policy on our airline reservations to achieve lower air-fares to our patients, when we are required to travel across the country, except in cases of emergencies.

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

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as "protected health information") by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions ("Covered Entities"). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements ("the transactions/code sets standards"). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties.  The privacy standards and transactions/code sets standards went into effect on April 16, 2003 and required compliance by April 21, 2005. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and have taken steps necessary to meet applicable standards and implementation specifications; however, these requirements have had a significant effect on the manner in which we handle health data and communicate with payors. Our added costs of complying with the HIPAA requirements relate primarily to attaining the on-going educational credits needed for our Prosthetists to remain current with the professional standards of practice. These credits are achieved by attending work-shops and seminars in various locations throughout North America. During fiscal year ended June 30, 2007 we spent approximately $14,350 complying with these on-going educational needs. However, since our original formation, we have been aware of impending HIPAA regulations, and have set up our systems and procedures to comply with HIPAA requirements in view of such regulations. As a result, added costs due to compliance with HIPAA guidelines have been minimal and immaterial.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the quarterly period covered by this Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as our auditors discovered significant adjustments relating to revenue recognition and derivative liability valuation.  Moving forward, our management believes that as we become more familiar and gain more experience in providing our outside auditors with the required financial information on a timely basis, we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES

Between July 23, 2007 and December 31, 2007, the Purchasers individually provided us notice of their intention to convert an aggregate of approximately $97,716 of principal of the May 30, 2006, Debentures into an aggregate of approximately 8,250,900 shares of our common stock (the “Shares”) based on Conversion Prices of between $0.006 and $0.0126 per share, as of the date of each of the Notices of Conversions.   We subsequently issued the Purchasers the Shares, which Shares were registered by us on our Form SB-2 Registration Statement declared effective by the Commission on July 20, 2007.

Between January 1, 2008 and January 18, 2008, the Purchasers individually provided us notice of their intention to convert an aggregate of approximately $4,207 of principal of the May 30, 2006, Debentures into an aggregate of approximately 721,392 shares of our common stock (the “Shares”) based on a Conversion Price of $0.006 per share, as of the date of each of the Notices of Conversions.   We subsequently issued the Purchasers the Shares, which Shares were registered by us on our Form SB-2 Registration Statement declared effective by the Commission on July 20, 2007.

As a result of the conversions, we owed an aggregate of approximately $1,398,078 to the Purchasers in connection with the principal amount of the outstanding Debentures as of February 12, 2008 (not including any accrued and unpaid interest on such Debentures).

In February 2008, the Company reissued its President, Linda Putback-Bean an aggregate of 4,000,000 shares of the Company’s common stock which she cancelled on or around September 30, 2005, to reduce the number of issued shares of the Company and to increase the number of authorized but unissued shares of the Company to allow the Company sufficient shares of common stock to pay various consultants for services rendered. The shares were earned prior to their original issuance in December 2004.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

 (a) EXHIBITS:

Exhibit Number	Description of Exhibit
Exhibit 3.1(A)	Articles of Incorporation (Pediatric Prosthetics, Inc.-Texas) dated September 15, 2003

Exhibit 3.2(4)	Restated Articles of Incorporation of the Company (March 9, 2001)

Exhibit 3.3(4)	Reinstatement (June 29, 2003)

Exhibit 3.4(A)	Amendment to Articles of Incorporation of the Company (October 31, 2003)

Exhibit 3.5(A)	Amendment to Articles of Incorporation of the Company (November 7, 2003)
(Series A Convertible Preferred Stock Designation of Rights)

Exhibit 3.6(6)	Amendment to Articles of Incorporation of the Company (March 15, 2007)

Exhibit 3.7(4)	Bylaws of the Company

Exhibit 10.1(4)	Sample Host Affiliate Agreement

Exhibit 10.2(2)	Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)	Securities Purchase Agreement

Exhibit 10.4(3)	Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.5(3)	Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.6(3)	Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.7(3)	Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.9(3)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.10(3)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.11(3)	Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)	Security Agreement

Exhibit 10.13(3)	Intellectual Property Security Agreement

Exhibit 10.14(3)	Registration Rights Agreement

Exhibit 10.15(4)	Consulting Agreement with National Financial Communications Corp.

Exhibit 10.16(4)	Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(4)	Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18(5)	Waiver of Rights Agreement

Exhibit 10.20(6)	Kertes Convertible Note and Warrant

Exhibit 10.21(6)	Global Media Agreement

Exhibit 10.22(7)	Second Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.23(7)	Second Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.24(7)	Second Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.25(7)	Second Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.26(8)	Second Waiver of Rights Agreement

Exhibit 10.27(9)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.28(9)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.29(9)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.30(9)	Stock Purchase Warrant with New Millennium Capital Partners, LLC

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.32(10)	Third Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.33(10)	Third Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATED: February 19, 2008

By: /s/ Kenneth W. Bean
Kenneth W. Bean
Chief Financial Officer (Principal Accounting Officer)