Form 10QSB
period 2008-03-31
PEDIATRIC PROSTHETICS INC
filed 2008-06-20
CIK 1280894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-51804

PEDIATRIC PROSTHETICS, INC.
(Exact name of small business issuer as specified in its charter)

IDAHO	68-0566694
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12926 Willow Chase Drive, Houston, Texas 77070
(Address of principal executive offices)

(281) 897-1108
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of June 17, 2008, 117,925,789 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Transitional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Our auditors have not completed their review of this Quarterly Report; however, it is anticipated that they will complete their review by Monday, June 23, 2008, at which time the Registrant plans to file an amended report.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
March 31, 2008 and June 30, 2007

	March 31,2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,205	$25,557
Trade accounts receivable, net of reserve of $491,680 and $395,915, respectively	490,526	249,918
Prepaid expenses and other current assets	8,920	11,420
Current portion of deferred financing costs	160,295	152,111
Total current assets	668,946	438,506

Furniture and equipment, net of accumulated depreciation of $88,521 and $71,965, respectively	30,323	46,879
Deferred financing costs, net of accumulated amortization of $251,807 and $140,450, respectively	28,079	139,436

Total assets	$727,348	$624,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$203,152	$243,068
Accrued liabilities	150,309	143,895
Current portion of convertible debt	-	75,000
Due to related party	500	500
Derivative financial instruments	1,425,671	2,974,683
Total current liabilities	1,779,632	3,437,236

Convertible debt, net of discount of $900,913 and $810,486 respectively	496,558	189,514
Deferred rent	6,742	10,060

Total liabilities	2,282,932	3,636,810

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; authorized
10,000,000; issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001; authorized 950,000,000;
issued and outstanding 109,368,573 and 100,274,889 shares, respectively	109,369	100,275
Additional paid-in capital	8,754,385	8,542,869
Accumulated deficit	(10,420,338)	(11,656,133)
Total stockholders’ deficit	(1,555,584)	(3,011,989)

Total liabilities and stockholders' deficit	$727,348	$624,821

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31,2008

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Revenue	$319,528	$96,679	$746,154	$531,769

Operating expenses:
Cost of sales, except for items stated separately below	42,111	31,669	122,356	143,943
Selling, general and administrative expenses	159,686	400,631	802,336	1,328,446
Depreciation expense	5,259	6,038	16,556	18,035

Total operating expenses	207,056	438,338	941,248	1,490,424

Income (loss) from operations	112,472	(341,659)	(195,094)	(958,655)

Other income (expenses):
Interest income	18	-	18	1
Interest expense	(130,741)	(71,565)	(457,627)	(231,150)
Gain on derivative financial instruments	-	271,152	1,875,767	2,624,353
Other income	246	70	12,732	1,348

Total other income, expense net	(130 477)	199,657	1,430,890	2,394,552

Net income (loss)	$(18,005)	$(142,002)	$1,235,796	$1,435,897

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)	$0.01	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding:
Basic	106,467,093	98,274,889	104,273,305	98,274,889
Diluted	200,442,745	120,753,460	195,124,480	120,753,460

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net income	$1,235,796	$1,435,897
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation expense	16,556	18,035
Deferred rent	(3,318)	(1,409)
Stock-based compensation	220,610	506,990
Provision for doubtful accounts	95,765	99,625
Amortization of debt discount	(177,956)	-
Amortization of debt issue costs	103,173	145,597
Gain on derivative financial instruments	(1,549,012)	(2,337,805)

Changes in operating assets and liabilities:
Accounts receivable	(336,874)	(105,632)
Other assets	2,500	2,551
Accounts payable	(39,943)	(9,230)
Accrued liabilities	6,352	(10,774)

Net cash used by operating activities	(426,352)	(256,155)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	-	(11,813)

Net cash used by investing activities	-	(11,813)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	500,000	-
Payment of debt issuance cost	(15,000)	-
Repayment of convertible debt	(75,000)	72,500

Net cash provided by financing activities	410,000	72,500

Net decrease in cash and cash equivalents	(16,352)	(340,468)

Cash and cash equivalents, beginning of period	25,557	274,641

Cash and cash equivalents, end of period	$9,205	$65,827

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$10,859	$3,000
Cash paid for income taxes	$-	$-

Non-Cash Disclosures:
Conversion of convertible debt and related derivative liability into common stock	$147,288	$-

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

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant losses and has been dependent on outside investors to provide the cash resources to sustain its operations.  For the nine months ended March 31, 2008, Pediatric reported net income of $1,235,796 and negative cash flows from operations of $426,352.

Although Pediatric had net income of $1,235,796 for the nine months ended March 31, 2008, such net income was the result of non-cash changes in the value of derivative financial instruments and not the result of core operations.  Negative operating results have produced a working capital deficit of $1,110,686 and a stockholders' deficit of $1,555,584 at March 31, 2008.  Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern.  The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. GOING CONCERN CONSIDERATIONS, continued

Pediatric is currently implementing it's plans to deal with going concern issues.  Management believes that Pediatric, through private placements of its common stock, will be able to raise the capital to expand operations to a level that will ultimately produce positive cash flows from operations.

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

3. CONVERTIBLE DEBT

On July 27, 2007, Pediatric sold an aggregate of $500,000 in Callable Secured Convertible Notes (“Debentures"), to various third parties (the “Purchasers”). The sale of the Debentures represented the third and final tranche of funding in connection with a Securities Purchase Agreement entered into with the Purchasers on May 30, 2006 for a total of $1,500,000 of such Debentures.  In connection with the issuance of the Debentures, we paid a consultant debt issue costs totaling $15,000, which will be amortized over the term of the Debentures and we also repaid $75,000 of previously issued convertible debt with cash.

The Debentures are convertible into common stock at a 40% discount to the average of the three lowest intraday trading prices for which the common stock trades on the market or exchange over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Trading Price”), and bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading price of common stock is greater than $0.10375 for each day that the common stock trades. Any amounts not paid under the Debentures, which are due May 31, 2009, bear interest at the rate of fifteen percent (15%) per annum until paid.  The following is a summary of convertible debt as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007

Convertible debentures	$1,500,000	$1,075,000
Debt converted to common stock	(102,529)	-
Unamortized debt discount	(900,913)	(810,486)
Convertible debentures, net	496,558	264,514

Convertible debentures, net (current)	-	(75,000)
Convertible debentures, net (long-term)	$496,558	$189,514
Total	$496,558	$264,514

PEDIATRIC PROSTHETICS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. CONVERTIBLE DEBT continued

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. The Debt Feature represents an embedded derivative that is required to be accounted for apart from the underlying Notes.  At issuance of the Notes of $500,000 for the nine months ended March 31, 2008, the Debt Feature had an estimated initial fair value of $381,328, which was recorded as a discount to the note and will be accreted over the term of the debt using the effective interest method.

During the nine months ended March 31, 2008, the Purchasers converted $97,715 of Debentures to common stock resulting in the issuance of 8,250,900 common shares. A proportionate relief of the derivative liability related to the converted Debentures was recorded to additional paid in capital in the amount of $49,573.

4. EQUITY

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

5. SUBSEQUENT EVENTS

In June 2008, we sold $150,000 in Callable Secured Convertible Notes to New Millennium Capital Partners II, LLC, which are due and payable on June 2, 2011.  The debentures bear interest at the rate of 6% per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.05 for each day that our common stock trades.  Any amounts not paid when due bear interest at the rate of 15% per annum until paid.  The conversion price of the debentures is equal to 40% of the average of the lowest three trading prices for the common stock during the twenty trading day period ending one trading day prior to the date of conversion.  Additionally, we granted New Millennium warrants to purchase 20,000,000 shares of our common stock at an exercise price of $0.001 per share. We also agreed to grant New Millennium registration rights in connection with the shares of common stock which the debentures are convertible into and the shares of common stock which the warrants are exercisable pursuant to a registration rights agreement.  We secured the debentures by granting New Millennium a security interest in, among other things, all of our goods, equipment, machinery, inventory, computers, furniture, contract rights, receivables, software, copyrights, licenses, warranties, service contracts and intellectual property to secure the repayment of the debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF PEDIATRIC PROSTHETICS, INC., AN IDAHO CORPORATION ("PEDIATRIC", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

BUSINESS HISTORY

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

We generate an average of approximately $6,000 of gross profit per fitting of the prosthetics devices; however, the exact amount of gross profit we will receive for each fitting will depend on the exact mix of arms versus legs fitted and the number of re-fittings versus new fittings. From July 1, 2005 until December 31, 2005, we made twenty-seven fittings; from January 1, 2006 until June 30, 2006, we made thirty-six fittings; from July 1, 2006 to June 30, 2007, we made fifty-nine fittings, from July 1, 2007 until December 31, 2007, we made thirty-seven fittings, one of which was pro bono, and from January 1, 2008 through June 15, 2008, we made forty-one fittings, two of which were pro bono. We currently average between 4 and 5 fittings per month.

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

June 2008 Funding

On or about June 2, 2008 (the "June 2008 Closing"), we entered into a Securities Purchase Agreement ("Purchase Agreement") with New Millennium Capital Partners II, LLC ("New Millennium"), pursuant to which New Millennium agreed to purchase an aggregate of $150,000 in Callable Secured Convertible Notes (the "June 2008 Debentures"), which are due and payable on June 2, 2011. Additionally, in connection with the Securities Purchase Agreement, we granted New Millennium warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.001 per share (the "Warrants"). We also agreed to grant New Millennium registration rights in connection with the shares of common stock which the June 2008 Debentures are convertible into and the shares of common stock which the Warrants are exercisable pursuant to a Registration Rights Agreement. We secured the June 2008 Debentures pursuant to the Security Agreement and Intellectual Property Security Agreement, described below.  Additionally, the amount outstanding under the June 2008 Debentures was guaranteed by our wholly owned subsidiary, Pediatric Prosthetics, Inc., a Texas corporation pursuant to a Subsidiary Guaranty.

The $150,000 we received from New Millennium at the June 2008 Closing in connection with the sale of the June 2008 Debentures is anticipated to be used as follows:

● Auditor, Accounting and Attorneys Fees	$75,000
● Payables to Suppliers of Inventory	$20,000
● Promotional, Marketing and Travel Costs	$15,000
● Working Capital	$40,000

Total	$150,000

Callable Secured Convertible Notes

Pursuant to the Purchase Agreement, we agreed to sell New Millennium $150,000 in June 2008 Debentures, which June 2008 Debentures bear interest at the rate of six percent (6%) per annum, payable quarterly in arrears, provided that no interest shall be due and payable for any month in which the trading value of our common stock is greater than $0.05 for each day that our common stock trades. Any amounts not paid under the June 2008 Debentures when due bear interest at the rate of fifteen percent (15%) per annum until paid. The conversion price of the June 2008 Debentures is equal to 40% of the average of the lowest three (3) Trading Prices (as defined below) for the common stock during the twenty (20) Trading Day (as defined below) period ending one Trading Day prior to the date of conversion (the “Conversion Price”). “Trading Price” means, for any security as of any date, the intraday trading price on the Over-the-Counter Bulletin Board (the “OTCBB”), or if not traded on the OTCBB or other exchange or market, the average of the intraday trading prices of any market makers for such security that are listed on the “pink sheets” by the National Quotation Bureau, Inc.  “Trading Day” shall mean any day on which the common stock is traded for any period on the OTCBB, or on the principal securities exchange or other securities market on which the common stock is then being traded.

Also pursuant to the June 2008 Debentures, the Conversion Price is automatically adjusted if, while the June 2008 Debentures are outstanding, we issue or sell, any shares of common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Conversion Price then in effect, with the consideration paid per share, if any being equal to the new Conversion Price; provided however, that each Purchaser has agreed to not convert any amount of principal or interest into shares of common stock, if, as a result of such conversion, such Purchaser and affiliates of such Purchaser will hold more than 4.99% of our outstanding common stock.

Upon the occurrence of and during the continuance of an Event of Default under the June 2008 Debentures (as defined therein), New Millennium can make the June 2008 Debentures immediately due and payable, and can make us pay the greater of (a) 130% of the total remaining outstanding principal amount of the Debenture, plus accrued and unpaid interest thereunder, or (b) the total dollar value of the number of shares of common stock which the funds referenced in section (a) would be convertible into (as calculated in the Debenture), multiplied by the highest closing price for our common stock during the period we are in default. If we fail to pay New Millennium such amount within five (5) days of the date such amount is due, New Millennium can require us to pay them in the number of shares of common stock equal to (b) divided by the Conversion Price then in effect.

Pursuant to the June 2008 Debentures, we have the right, in the event our common stock is trading at or below $0.10 per share, to prepay the outstanding principal amount of the June 2008 Debentures in an amount equal to (i) 120% for prepayments occurring within one hundred eighty (180) days of the issue date, (ii) 130% for prepayments occurring between one hundred eighty-one (181) and three hundred sixty (360) days of the issue date, or (iii) 140% for prepayments occurring after the three hundred sixtieth (360th) day following the issue date, of the principal amount of the June 2008 Debentures plus any unpaid interest, plus any unpaid default interest, plus any amounts owed pursuant to the Registration Rights Agreement.

Additionally, pursuant to the June 2008 Debentures, we have the right, in the event the average daily price of our common stock for each day of any month the June 2008 Debentures are outstanding is below $0.10 per share, to prepay a portion of the outstanding principal amount of the June 2008 Debentures equal to 101% of the principal amount of such June 2008 Debentures divided by thirty-six (36) plus one month's interest, which payment will stay all conversions for that month.

At the June 2008 Closing, we entered into a Security Agreement and an Intellectual Property Security Agreement (collectively, the "Security Agreements"), with New Millennium, whereby we granted New Millennium a security interest in, among other things, all of our goods, equipment, machinery, inventory, computers, furniture, contract rights, receivables, software, copyrights, licenses, warranties, service contracts and intellectual property to secure the repayment of the June 2008 Debentures.

Stock Purchase Warrants

In connection with the June 2008 Closing, we granted an aggregate of 20,000,000 Warrants to New Millennium, which warrants are exercisable for shares of our common stock at an exercise price of $0.001 per share (the "Exercise Price"). Each Purchaser, however, has agreed not to exercise any of the Warrants into shares of common stock, if, as a result of such exercise, such Purchaser and affiliates of such Purchaser will hold more than 4.9% of our outstanding common stock.

The Warrants expire, if unexercised at 6:00 p.m., Eastern Standard Time on June 2, 2015. The Warrants also include reset rights, which provide for the Exercise Price of the Warrants to be reset to a lower price if we (a) issue or sell any shares of common stock for no consideration or for a consideration per share less than the market price on the date of issuance; (b) issue any warrants or options (other than in connection with our Stock Option Plans), which have an exercise price of less than the then market price of the common stock, as calculated in the Warrants, at which time the Exercise Price of the Warrants will be equal to the exercise price of the warrants or options granted, as calculated in the Warrants; or (c) issue any convertible securities, which have a conversion price of less than the then market price of the common stock, as calculated in the Warrants, at which time the Exercise Price of the Warrants will be equal to the conversion price of the convertible securities, as calculated in the Warrants.

Pursuant to the Warrants, until we register the shares of common stock which the Warrants are exercisable for, the Warrants have a cashless exercise feature, where New Millennium can exercise the Warrants and pay for such exercise in shares of common stock, in lieu of paying the exercise price of such Warrants in cash.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement entered into at the June 2008 Closing, we agreed to provide New Millennium demand registration rights, exercisable any time after the expiration of six months from the date of the June 2008 Closing for the shares of common stock which the June 2008 Debentures are convertible into and the shares of common stock issuable in connection with the exercise of the Warrants (the “Registrable Securities”), provided however that we are not required to file a registration statement at any time that New Millennium can rely on Rule 144 for the sale of the Registrable Securities.  If New Millennium exercises its demand registration rights, we are required to file a registration statement on or prior to thirty (30) days from the date of receipt of written demand of New Millennium (the “Filing Date”), to register the number of Registrable Securities equal to thirty percent (30%) of our then public float.

If the registration statement is not filed by the Filing Date or declared effective by the SEC on or prior to one hundred forty-five (145) days from the date of receipt of written demand of New Millennium, or  after the registration statement has been declared effective by the SEC, sales of all of the Registrable Securities cannot be made pursuant to the registration statement, or  the common stock is not listed or included for quotation on the Over-the-Counter Bulletin Board (the "OTCBB") or any equivalent replacement exchange, then we are required to make payments to New Millennium in connection with their inability and/or delay to sell their securities. The payments are to be equal to the then outstanding amount of the principal amount of the Debenture, multiplied by $0.02, multiplied by the number of months after such one hundred and forty-five (145) day period and/or the date sales are not able to be effected under the registration statement, pro rated for partial months. For example, for each month that passes in which we fail to obtain effectiveness of our registration statement, after the end of the one hundred and forty-five (145) day period, we would owe New Millennium an aggregate of $3,000 in penalty payments, based on $150,000 then outstanding under the June 2008 Debentures.

In the event that New Millennium sells substantially all of the shares then registered under an effective registration statement, the Company will be required to be file additional registration statements.

Third Waiver of Rights Agreement

In connection with the June 2008 Closing, we and the Purchasers entered into a Third Waiver of Rights Agreement (the “3rd Waiver”).  Pursuant to the 3rd Waiver, the Purchasers agreed to waive any and all anti-dilution, reset rights, rights to prior notice of and/or rights of first refusal in connection with the June 2008 Closing and funding, which they may have had pursuant to the $1,500,000 in three tranches of Callable Secured Convertible Notes (the “Prior Notes”) which we sold to the Purchasers and the Warrants to purchase shares of our common stock at an exercise price of $0.10 per share, which we previously granted the Purchasers.  Pursuant to the 3rd Waiver, the Purchasers also agreed to and approved the June 2008 Closing and the funding in connection with the June 2008 Closing.

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

As of June 2008, we believe we can operate for at least the next three months with no additional funding, due to the funds raised through the June 2008 Closing.  Our current recurring cash overhead is approximately $60,000 per month. We believe we will require additional funds of approximately $450,000 to continue our planned business operations and marketing efforts for the next twelve months. We plan to raise additional funding through the sale of debt or equity securities, of which there can be no assurance.

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

On June 2, 2008, pursuant to our entry into a Securities Purchase Agreement, we sold $150,000 in June 2008 Debentures to New Millennium, which funds are anticipated to be used as follows:

● Auditor, Accounting and Attorneys Fees	$75,000
● Payables to Suppliers of Inventory	$20,000
● Promotional, Marketing and Travel Costs	$15,000
● Working Capital	$40,000

Total	$150,000

Additionally, we believe the increases in our advertising and marketing budget and the $150,000 raised in June 2008, will allow us to undertake the following activities during the next twelve (12) months, funding permitting, of which there can be no assurance:

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

o
Costs associated with a national internet marketing campaign utilizing state of the art  Search Engine Optimization Planning (“S.E.O.P”) and pay per click advertising at a cost of approximately $50,000, which has been operational since August 2007, at a cost of approximately $4,000 per month, increasing to $7,000 per month, funding permitting;

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We had revenue of $319,528 for the three months ended March 31, 2008, compared to revenue of $96,679 for the three months ended March 31, 2007, an increase in revenue of $222,849 or 231% from the prior period. The increase in revenue was mainly due to a larger number of fittings and more complex fittings, which generated higher revenues for the Company during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had total operating expenses of $207,056 for the three months ended March 31, 2008, compared to total operating expenses of $438,338 for the three months ended March 31, 2007, a decrease in total operating expenses of $231,282 or 52.8% from the previous period. The decrease in total operating expenses was mainly due to a $240,945 or 60.1% decrease in selling, general and administrative expenses to $159,686 for the three months ended March 31, 2008, compared to $400,631 for the three months ended March 31, 2007, which decrease was mainly due to higher than normal administrative expenses during the three months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c and Form 8-K filings and correspondence filings, which expenses were not represented during the three months ended March 31, 2008, offset by a $10,442 or 33.0% increase in cost of sales, to $42,111 for the three months ended March 31, 2008, compared to $31,669 for the three months ended March 31, 2007, mainly in connection with greater component sales and travel expenses during the three months ended March 31, 2008, compared to the three months ended March 31, 2007 ..  The increase in our cost of sales for the three months ended March 31, 2008, compared to the same period in 2007 was mainly due to a reduced number of re-fittings during the three month period ended March 31, 2008, compared to the same period in 2007, which re-fittings require less new components and generate higher margins for the Company.  Also included in total operating expenses was depreciation expense of $5,259 for the three months ended March 31, 2008, compared to $6,038 for the three months ended March 31, 2007.

Our cost of sales as a percentage of revenue for the three months ended March 31, 2008 was 13.2%, compared to 32.8% for the three months ended March 31, 2007, a decrease in cost of sales as a percentage of revenues of 19.6% from the prior period, which was mainly due to the increase in revenue and the decrease in cost of sales.

We had income from operations of $112,472 for the three months ended March 31, 2008, compared to a loss from operations of $341,659 for the three months ended March 31, 2007, an increase in income from operations of $454,131 or 133% from the prior period. The increase in income from operations was primarily the result of the increase in revenue and the decrease in selling, general and administrative expenses, as described above.

We had total other expense, net, of $130,477 for the three months ended March 31, 2008, compared to total other income, net of $199,657 for the three months ended March 31, 2007, which represented a $330,134 decrease in net other income from the prior period.  The decrease in net other income was mainly due to an increase of $59,176 or 82.7% in interest expense, to $130,741 for the three months ended March 31, 2008, compared to $71,152 for the three months ended March 31, 2007, and a $271,152 decrease in gain on derivative financial instrument from the prior period. The 82.7% increase in interest expense was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes.

We had net loss of $18,005 for the three months ended March 31, 2008, compared to $142,002 for the three months ended March 31, 2007, a decrease of $123,997 from the previous period. The decrease in net loss was mainly attributable to the increase in income from operations and the decease in selling, general and administrative expenses; offset by the decrease in total other income for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2007

We had revenue of $746,154 for the nine months ended March 31, 2008, compared to revenue of $531,769 for the nine months ended March 31, 2007, an increase in revenue of $214,385 or 40.3% from the prior period. The increase in revenue was mainly due to a larger number of fittings and re-fittings, which generated higher revenues for the Company during the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

We had total operating expenses of $941,248 for the nine months ended March 31, 2008, compared to total operating expenses of $1,490,424 for the nine months ended March 31, 2007, a decrease in total operating expenses of $549,176 or 36.8% from the previous period. The decrease in total operating expenses was mainly due to a $526,110 or 40.0% decrease in selling, general and administrative expenses, to $802,336 for the nine months ended March 31, 2008, compared to $1,328,446 for the nine months ended March 31, 2007, mainly resulting from a decrease in share based compensation for the nine months ended March 31, 2008 and higher than normal administrative expenses during the nine months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c, reports on Form 8-K and correspondence filings, and a $21,587 or 15.0% decrease in cost of sales, to $122,356 for the nine months ended March 31, 2008, compared to $143,943 for the nine months ended March 31, 2007, which was mainly due to a larger number of re-fittings during the nine month period ended March 31, 2008, compared to the same period in 2007, which re-fittings require less new components and generate higher margins for the Company.  Also included in total operating expenses was depreciation expense of $16,556 for the nine months ended March 31, 2008, compared to $18,035 for the nine months ended March 31, 2007.

Our cost of sales as a percentage of revenue for the nine months ended March 31, 2008 was 16.4%, compared to 27.1% for the nine months ended March 31, 2007, a decrease in cost of sales as a percentage of revenues of 10.7% from the prior period, which was mainly the result of the increase in revenues and the decrease in cost of sales for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

We had a loss from operations of $195,094 for the nine months ended March 31, 2008, compared to $958,655 for the nine months ended March 31, 2007, a decrease in loss from operations of $763,561 or 79.6% from the prior period.  The decrease in loss from operations was mainly the result of lower share-based compensation expense and legal and accounting expenses during the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.  Share-based compensation decreased as a result of consulting contracts expiring during the nine months ended March 31, 2008.  Legal and accounting expenses decreased as a result of higher than normal administrative expenses during the nine months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c, reports on Form 8-K and correspondence filings, compared to the three months ended March 31, 2008.

We had total other income, net, of $1,430,890 for the nine months ended March 31, 2008, compared to $2,394,552 for the nine months ended March 31, 2007, which represented a decrease in other income of $963,662 or 40.2% from the prior period. The decrease was mainly due to an increase of $226,477 in interest expense to $457,627 for the nine months ended March 31, 2008, as compared to interest expense of $231,150 for the nine months ended March 31, 2007, which interest was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes, and a $748,586 or 28.5% decrease in change in value of derivative financial instruments, to $1,875,767 for the nine months ended March 31, 2008, compared to $2,624,353 for the nine months ended March 31, 2007.

We had net income of $1,235,796 for the nine months ended March 31, 2008, compared to $1,435,897 for the nine months ended March 31, 2007, a decrease of $200,101 or 13.9% from the prior period. The decrease in net income was mainly due to the decrease in other income, net, offset by the increase in revenue and the decrease in cost of sales and selling, general and administrative expenses for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

Investors should keep in mind that our net income for the nine months ended March 31, 2008 and 2007, was the result of changes in the value of our derivative financial instruments and not the result of our core operations.  Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $727,348 as of March 31, 2008, which included current assets of $668,946, furniture and equipment, net of accumulated depreciation, of $30,323, and deferred financing cost, net of amortization, of $28,079. Current assets included cash and cash equivalents of $9,205, trade and accounts receivable, net of $490,526, prepaid expenses and other current assets of $8,920, and current portion of deferred financing cost of $160,295.

We had total liabilities of $2,282,932 as of March 31, 2008, which included current liabilities of $1,779,632; consisting of trade accounts payable of $203,152; accrued liabilities of $150,309; which included deferred salary payable to our officers; amounts due to related party of $500, which amounts were owed to our Chief Executive Officer, Linda Putback-Bean, in connection with the initial funding of our corporate bank account, which amounts have not been repaid to date; derivative financial instruments of $1,425,671, in connection with our Convertible Debentures and Warrants; and non-current liabilities consisting of deferred rent of $6,742 and long term portion of convertible debt, net of discount of $496,558.

We had a working capital deficit of $1,110,686 and an accumulated deficit of $10,420,338 as of March 31, 2008.

We had net cash used by operating activities of $426,352 for the nine months ended March 31, 2008, which was mainly due to $1,549,012 of gain on derivative financial instruments and $336,874 of accounts receivable, offset by $1,235,795 of net income and $220,610 of stock based compensation.

We had $410,000 of net cash provided by financing activities for the nine months ended March 31, 2008, which was due to $500,000 from the sale of Debentures to the Purchasers, offset by $15,000 of expenses associated with the sale of the Debentures and the repayment of $75,000 of convertible debt.

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

These collection challenges in trade accounts receivable are expected to present liquidity issues in future periods if we do not substantially increase sales and/or raise funds from other sources.  Historically, our Host Affiliates, which represent the majority of our receivables, have been slow to collect receivables and/or answer billing appeals, which in turn has led to our large accounts receivable balances.  During the nine months ended March 31, 2008, we conducted approximately three, three-day classes, which were attended by six total Host Affiliates to help our Host Affiliates with their collection issues. We believe that those classes, and any similar classes we may arrange in the future, will help us improve our collections moving forward.

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

As of June 2008, we believe we can operate for at least the next three months with no additional funding, due to the funds raised through the June 2008 Closing.  Our current recurring cash overhead is approximately $60,000 per month. We believe we will require additional funds of approximately $450,000 to continue our planned business operations and marketing efforts for the next twelve months. We currently anticipate that our operations will continue to grow as a result of our increased advertising and marketing expenditures, which has allowed a greater number of potential clients to become aware of our operations and services and that the increase in revenues and gross profits associated with such growth will substantially fund future operations.

As of the filing of this report, we owed approximately $1,394,471 to the Purchasers in connection with the principal amount of the outstanding Debentures (not including any accrued and unpaid interest on such Debentures).   We also owe an additional $150,000 to New Millennium in connection with the June 2008 Debentures.  The Debentures are convertible into shares of our common stock at a discount to the market price of our common stock of between 40% in connection with the May 2006 Debentures, and 60% in connection with the June 2008 Debentures.  If the Purchasers do not fully convert the Debentures into shares of our common stock, we will need to repay approximately $494,471 of the Debentures on May 30, 2009, $400,000 of the Debentures on February 16, 2010, $500,000 of the Debentures on July 27, 2010, and $150,000 of the Debentures on June 2, 2011, not including any accrued and unpaid interest on such Debentures.

We do not currently have sufficient funds to repay the outstanding principal amount of the Debentures and/or stay the conversions of such Debentures as provided above.  The shares of common stock which the Debentures are convertible into and which the Warrants are exercisable for may be sold without restriction pursuant to Rule 144, as amended, and the Purchasers have expressed their desire to convert an increasing number of shares upon conversion of the Debentures. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

If we are required to raise additional funding, we will likely do so through the sale of debt or equity securities. Other than the funding transaction described above, no additional financing has been secured and the Company has no commitments from officers, directors or affiliates to provide funding.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

RISK FACTORS

Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information in these risks before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2007 and 2006, we generated net income of $843,103 and a net loss of $4,413,417, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. During the nine months ended March 31, 2008, we had net income of $1,235,796, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $426,352. Additionally, we had negative working capital of $1,110,686 and a total accumulated deficit of $10,420,338 as of March 31, 2008. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 59 fitted in fiscal 2007; and 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in non-cash charges to income of $585,946 and $482,360 during the years ended June 30, 2007 and 2006, costs that we believe will not be recurring in such large amounts in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

THERE IS DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the nine months ended March 31, 2008 we had a loss from operations of $195,094 and we had a working capital deficit of $1,110,686 as of March 31, 2008. Furthermore, we had an accumulated deficit of $10,420,338 at March 31, 2008. Due to our negative financial results and our current financial position, there is substantial doubt about our ability to continue as a going concern.

WE OWE THE PURCHASERS A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

We raised $1,500,000 from the sale of Debentures pursuant to a Securities Purchase Agreement entered into with the Purchasers in 2006 and an additional $150,000 from the sale of Debentures to New Millennium in June 2008.  The Debentures are convertible into shares of our common stock at a discount to the market price of our common stock of between 40% in connection with the May 2006 Debentures, and 60% in connection with the June 2008 Debentures.  If the Purchasers do not fully convert the Debentures into shares of our common stock, we will need to repay $600,000 of the Debentures on May 30, 2009, $400,000 of the Debentures on February 16, 2010, $500,000 of the Debentures on July 27, 2010, and $150,000 of the Debentures on June 2, 2011.  We do not currently have and may not have sufficient funds to repay these Debentures when due.

We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations and repay the Debentures, we may be forced to abandon or curtail our business plan and/or suspend our operations. If we fail to raise money, we could be forced to abandon or curtail our business operations, which could cause any investment in the Company to become worthless.

OUR BUSINESS DEPENDS UPON OUR ABILITY TO MARKET OUR SERVICES TO AND SUCCESSFULLY FIT CHILDREN BORN WITH A LIMB-LOSS.

Our growth prospects depend upon our ability to identify and subsequently fit the small minority of children born with a limb-loss. The LLR&SP Report (referred to above) indicates that approximately 26 out of every 100,000 live births in the United States result in a possible need for prosthetic rehabilitation. In addition, our business model demands that we continue to successfully fit infants and children each year as they outgrow their prostheses. Because of the relatively small number of these children born each year and the fact that each child is different, there can be no assurance that we will be able to identify and market our services to such children (or the parents or doctors of such children) and/or that we will be able to successfully fit such children with prosthetic devices if retained. If we are unable to successfully market our services to the small number of children born with a limb-loss each year and/or successfully fit such children if marketed to, our results of operations and revenues could be adversely affected and/or may not grow.

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

IF WE CANNOT COLLECT OUR ACCOUNTS RECEIVABLE OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

As of March 31, 2008, our accounts receivable over 120 days old represented a significant portion of our total accounts receivable outstanding. If we cannot collect our accounts receivable, our business, results of operations, and financial condition could be adversely affected.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK WHICH PREFERRED STOCK MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock. As of June 17, 2008, 1,000,000 shares of the Series A Convertible Preferred Shares have been issued.

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

As of June 17, 2008, our President and Chief Executive Officer, Linda Putback-Bean beneficially owned 34,210,251 shares of common stock or approximately 29% of our outstanding common stock. Additionally, Ms. Putback-Bean owns 900,000 shares of our Series A Convertible Preferred Stock which represents 90% of the issued and outstanding shares of preferred stock. Dan Morgan, our Vice President/Chief Prosthetist owns 9,198,861 shares of our common stock as well as the remaining 100,000 shares of our Series A Convertible Preferred Stock which represents 10% of the Series A Convertible Preferred Stock. Thus, management owns 100% of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible on a one-to-one basis for our common stock but has voting rights of 20-to-1, giving our management the right to vote a total of 63,409,112 shares of our voting shares, representing the 34,210,251 shares held by Ms. Putback-Bean, the 900,000 shares of Series A Convertible Preferred Stock which has the right to vote 18,000,000 shares of common stock, the 9,198,861 shares of common stock held by Mr. Morgan, and the 100,000 shares of Series A Convertible Preferred Stock which has the right to vote 2,000,000 shares of common stock, for a total of approximately 46% of our total voting power based on 137,925,789 voting shares, which includes the 117,925,789 shares of common stock outstanding and the 20,000,000 shares which our Series A Convertible Preferred Stock are able to vote. This concentration of a significant percentage of voting power provides our management substantial influence over any matters that require a shareholder vote, including, without limitation, the election of Directors and/or approving or preventing a merger or acquisition, even if their interests may conflict with those of other shareholders. Such control could also have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company. Such control could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the then prevailing market prices for their shares of common stock.

WE MAY BE REQUIRED TO IMMEDIATELY PAY THE $1,650,000 IN OUTSTANDING DEBENTURES AND/OR BE FORCED TO PAY SUBSTANTIAL PENALTIES TO THE DEBENTURE HOLDERS UPON THE OCCURRENCE OF AND DURING THE CONTINUANCE OF AN EVENT OF DEFAULT.

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

THE DEBENTURES ARE CONVERTIBLE INTO SHARES OF OUR COMMON STOCK AT A DISCOUNT TO MARKET.

The conversion price of $1,500,000 of the Debentures is equal to 60% of the trading price of our common stock and the conversion price of $150,000 of the Debentures is equal to 40% of the trading price of our common stock, which will likely cause the value of our common stock, if any, to decline in value as subsequent conversions are made, as described in greater detail under the Risk Factors below.

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

In addition, the common stock issuable upon conversion of the Debentures and exercise of the Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Debentures will be convertible into shares of our common stock at a discount to market of 40% in connection with the original amount of $1,500,000 in Debentures and 60% in connection with the June 2008 Debentures, of the average of the three lowest intraday trading prices which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received, and such discount to market, provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Debentures and exercise of the Warrants. The various Debentures will be convertible into shares of our common stock at a discount to market of 40% in connection with the original amount of $1,500,000 in Debentures and 60% in connection with the June 2008 Debentures, of the trading value of our common stock. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline and if so, the holders of the Debentures would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR DEBENTURES MAY ENCOURAGE INVESTORS TO SELL SHORT OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The various Debentures will be convertible into shares of our common stock at a discount to market of 40% in connection with the original amount of $1,500,000 in Debentures and 60% in connection with the June 2008 Debentures, of the average of the three lowest intraday trading prices which our common stock trades on the market or exchange which it then trades over the most recent twenty (20) day trading period, ending one day prior to the date a conversion notice is received (the “Conversion Price”). The significant downward pressure on the price of our common stock as the Debenture holders convert and sell material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Debentures or exercise of the Warrants, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, and as a result of the filing of our Form 10-SB to become a publicly reporting company, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act during fiscal 2009. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The controls were not effective as we were not able to timely file this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2008 and May 13, 2008, the Purchasers individually provided us notice of their intention to convert an aggregate of approximately $6,614 of principal of the May 30, 2006, Debentures into an aggregate of approximately 2,442,784 shares of our common stock (the “Shares”) based on a Conversion Price of between $0.006 and $0.001 per share, as of the date of each of the Notices of Conversions.   We subsequently issued the Purchasers the Shares, which Shares were either registered by us on our Form SB-2 Registration Statement declared effective by the Commission on July 20, 2007 and/or sold pursuant to Rule 144.

As a result of the conversions, we owed an aggregate of approximately $1,394,471 to the Purchasers in connection with the principal amount of the outstanding May 30, 2006 Debentures as of the date of this filing (not including any accrued and unpaid interest on such Debentures) and an additional $150,000 to New Millennium in connection with the June 2008 Closing.

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

Additionally, in February 2008, the Company issued 3,000,000 restricted shares of common stock to Wakabayashi Fund, LLC, a Japanese Limited Liability Company (“Wakabayashi”), in connection with the Company’s entry into an investor relations agreement with Wakabayashi, pursuant to which Wakabayashi agreed to provide investor relations services for a six month period.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer.

On or about June 2, 2008, we entered into a Securities Purchase Agreement, with New Millennium to sell $150,000 in Callable Secured Convertible Notes, which bear interest at the rate of 6% per annum (the "Debentures"). We claim an exemption from registration provided by Rule 506 of Regulation D for the above issuance.

In connection with the sale of the June 2008 Debenture, we granted New Millennium Stock Purchase Warrants to purchase an aggregate of 20,000,000 shares of our common stock at an exercise price of $0.001 per share, which warrants expire if unexercised on June 2, 2015. We claim an exemption from registration provided by Rule 506 of Regulation D for the issuance of the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
Exhibit 3.1(A)	Articles of Incorporation (Pediatric Prosthetics, Inc.-Texas) dated September 15, 2003

Exhibit 3.2(4)	Restated Articles of Incorporation of the Company (March 9, 2001)

Exhibit 3.3(4)	Reinstatement (June 29, 2003)

Exhibit 3.4(A)	Amendment to Articles of Incorporation of the Company (October 31, 2003)

Exhibit 3.5(A)	Amendment to Articles of Incorporation of the Company (November 7, 2003)
(Series A Convertible Preferred Stock Designation of Rights)

Exhibit 3.6(6)	Amendment to Articles of Incorporation of the Company (March 15, 2007)

Exhibit 3.7(4)	Bylaws of the Company

Exhibit 10.1(4)	Sample Host Affiliate Agreement

Exhibit 10.2(2)	Settlement Agreement with Secured Releases, LLC

Exhibit 10.3(3)	Securities Purchase Agreement

Exhibit 10.4(3)	Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.5(3)	Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.6(3)	Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.7(3)	Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.8(3)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.9(3)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.10(3)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.11(3)	Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.12(3)	Security Agreement

Exhibit 10.13(3)	Intellectual Property Security Agreement

Exhibit 10.14(3)	Registration Rights Agreement

Exhibit 10.15(4)	Consulting Agreement with National Financial Communications Corp.

Exhibit 10.16(4)	Warrant Agreement with Lionheart Associates, LLC doing business as Fairhills Capital

Exhibit 10.17(4)	Investor Relations Consulting Agreement with Joe Gordon

Exhibit 10.18(5)	Waiver of Rights Agreement

Exhibit 10.20(6)	Kertes Convertible Note and Warrant

Exhibit 10.21(6)	Global Media Agreement

Exhibit 10.22(7)	Second Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.23(7)	Second Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.24(7)	Second Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.25(7)	Second Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.26(8)	Second Waiver of Rights Agreement

Exhibit 10.27(9)	Stock Purchase Warrant with AJW Offshore, Ltd.

Exhibit 10.28(9)	Stock Purchase Warrant with AJW Partners, LLC

Exhibit 10.29(9)	Stock Purchase Warrant with AJW Qualified Partners, LLC

Exhibit 10.30(9)	Stock Purchase Warrant with New Millennium Capital Partners, LLC

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Offshore, Ltd.

Exhibit 10.31(10)	Third Closing - Callable Secured Convertible Note with AJW Partners, LLC

Exhibit 10.32(10)	Third Closing - Callable Secured Convertible Note with AJW Qualified Partners, LLC

Exhibit 10.33(10)	Third Closing - Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.34(11)	June 2008 Securities Purchase Agreement

Exhibit 10.35(11)	June 2008 Callable Secured Convertible Note with New Millennium Capital Partners II, LLC

Exhibit 10.36(11)	June 2008 Stock Purchase Warrant with New Millennium Capital Partners II, LLC

Exhibit 10.37(11)	June 2008 Registration Rights Agreement

Exhibit 10.38(11)	June 2008 Security Agreement

Exhibit 10.39(11)	June 2008 Intellectual Property Security Agreement

Exhibit 10.40(11)	June 2008 Subsidiary Guaranty

Exhibit 10.41(11)	June 2008 Third Waiver of Rights Agreement

Exhibit 31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(11) Filed as exhibits to our Form 8-K, filed with the Commission on June 11, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRIC PROSTHETICS, INC.

DATED: June 20, 2008	By: /s/ Linda Putback-Bean
Linda Putback-Bean
Chief Executive Officer
(Principal Executive Officer)