Form 10QSB/A
period 2008-03-31
PEDIATRIC PROSTHETICS INC
filed 2008-06-23
CIK 1280894

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

The Registrant is filing this Amended Report on Form 10-QSB to include restated financial statements to record stock based compensation for shares issued in February 2008 for investor relations services and to correct some typographic errors for amounts previously filed for the 2007 financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PEDIATRIC PROSTHETICS, INC.
UNAUDITED BALANCE SHEETS
March 31, 2008 and June 30, 2007

	March 31, 2008	June 30, 2007
ASSETS	(Restated)

Current assets:
Cash and cash equivalents	$9,205	$25,557
Trade accounts receivable, net of reserve of $491,680 and $395,915, respectively	490,526	249,418
Prepaid expenses and other current assets	36,920	11,420
Current portion of deferred financing costs	160,295	152,111
Total current assets	696,946	438,506

Furniture and equipment, net of accumulated depreciation of $88,521 and $71,965, respectively	30,323	46,879
Deferred financing costs, net of accumulated amortization of $251,807 and $140,450, respectively	28,079	139,436

Total assets	$755,348	$624,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable	$203,152	$243,068
Accrued liabilities	150,309	143,985
Current portion of convertible debt	-	75,000
Due to related party	500	500
Derivative financial instruments	1,425,671	2,974,683
Total current liabilities	1,779,632	3,437,236

Convertible debt, net of discount of $900,913 and $810,486 respectively	496,558	189,514
Deferred rent	6,742	10,060

Total liabilities	2,282,932	3,636,810

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, par value $0.001; authorized
10,000,000; issued and outstanding 1,000,000 shares	1,000	1,000
Common stock, par value $0.001; authorized 950,000,000;
issued and outstanding 116,368,573 and 100,274,889 shares, respectively	116,369	100,275
Additional paid-in capital	8,789,385	8,542,869
Accumulated deficit	(10,434,338)	(11,656,133)
Total stockholders’ deficit	(1,527,584)	(3,011,989)

Total liabilities and stockholders' deficit	$755,348	$624,821

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31,2008 and 2007

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(Restated)		(Restated)

Revenue	$319,528	$133,323	$746,154	$595,086

Operating expenses:
Cost of sales, except for items stated separately below	42,111	62,707	122,356	199,743
Selling, general and administrative expenses	173,687	406,155	816,337	1,334,606
Depreciation expense	5,259	6,038	16,556	18,035

Total operating expenses	221,057	474,900	955,249	1,552,384

Income (loss) from operations	98,471	(341,577)	(209,095)	(957,298)

Other income (expenses):
Interest income	18	-	18	1
Interest expense	(130,741)	(70,141)	(457,627)	(229,726)
Gain on derivative financial instruments	-	411,778	1,875,767	2,764,979
Other income	246	-	12,732	-

Total other income, expense net	(130,477)	341,637	1,430,890	2,535,254

Net income (loss)	$(32,006)	$60	$1,221,795	$1,577,956

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$0.01	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding:
Basic	106,467,093	98,274,889	104,273,305	98,274,889
Diluted	106,467,093	120,753,460	195,124,480	120,753,460

The accompanying notes are an integral part of these financial statements.

PEDIATRIC PROSTHETICS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:	(Restated)

Net income	$1,221,795	$1,577,956
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation expense	16,556	18,035
Deferred rent	(3,318)	(1,409)
Stock-based compensation	105,508	506,997
Provision for doubtful accounts	95,765	120,094
Amortization of debt discount	290,901	96,269
Amortization of debt issue costs	111,357	102,424
Gain on derivative financial instruments	(1,875,767)	(2,764,979)

Changes in operating assets and liabilities:
Accounts receivable	(336,873)	(126,101)
Other assets	(18,684)	(10,496)
Accounts payable	(39,916)	(11,716)
Accrued liabilities	6,324	(7,726)

Net cash used by operating activities	(426,352)	(500,652)

Cash Flows From Investing Activities:
Purchase of furniture and equipment	-	(11,814)

Net cash used by investing activities	-	(11,814)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	500,000	400,000
Payment of debt issuance cost	(15,000)	(73,000)
Repayment of convertible debt	(75,000)	(10,000)

Net cash provided by financing activities	410,000	317,000

Net decrease in cash and cash equivalents	(16,352)	(195,466)

Cash and cash equivalents, beginning of period	25,557	274,641

Cash and cash equivalents, end of period	$9,205	$79,175

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense	$10,859	$6,500
Cash paid for income taxes	$-	$-

Non-Cash Disclosures:
Conversion of convertible debt and related derivative liability into common stock	$157,102	$-
Discount related to issuance of convertible debt	$381,328	$291,396
Shares re-issued to officer	$4,000	$-

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

2. GOING CONCERN CONSIDERATIONS

Since its inception, Pediatric has suffered significant losses and has been dependent on outside investors to provide the cash resources to sustain its operations.  For the nine months ended March 31, 2008, Pediatric reported net income of $1,221,795 and negative cash flows from operations of $426,352.

Although Pediatric had net income of $1,221,795 for the nine months ended March 31, 2008, such net income was the result of non-cash changes in the value of derivative financial instruments and not the result of core operations.  Negative operating results have produced a working capital deficit of $1,082,686 and a stockholders' deficit of $1,527,584 at March 31, 2008.  Pediatric's negative financial results and its current financial position raise substantial doubt about Pediatric's ability to continue as a going concern.  The financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or liability amounts that might be necessary should Pediatric be unable to continue in existence.

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

4. EQUITY

In February 2008, Pediatric reissued its President, Linda Putback-Bean an aggregate of 4,000,000 shares of our common stock which she cancelled on or around September 30, 2005, to reduce the number of issued shares of Pediatric and to increase the number of authorized but unissued shares of Pediatrics to allow us sufficient shares of common stock to pay various consultants for services rendered. The shares were earned prior to their original issuance in December 2004.

In February 2008, Pediatric issued 3,000,000 shares of common stock for investor relations services to be provided for a period of six months.  The shares were valued at $42,000 which will be amortized over the six-month period.  We recorded $14,000 of share based compensation for the three months ended March 31, 2008.

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

6. RESTATEMENT

We restated the financial statements to record stock-based compensation related to shares issued in February 2008 for investor relations services.  The impacts of the restatement are as follows:

	Amount Previously Reported	Adjusted Amount
Prepaid expenses and other current assets	$8,920	$36,920
Common stock	109,369	116,369
Additional paid-in capital	8,754,385	8,789,385
Selling general and administrative expenses	159,686	173,687

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF PEDIATRIC PROSTHETICS, INC., AN IDAHO CORPORATION ("PEDIATRIC", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We had revenue of $319,528 for the three months ended March 31, 2008, compared to revenue of $133,323 for the three months ended March 31, 2007, an increase in revenue of $186,205 or 140% from the prior period. The increase in revenue was mainly due to a larger number of fittings and more complex fittings, which generated higher revenues for the Company during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had total operating expenses of $221,057 for the three months ended March 31, 2008, compared to total operating expenses of $474,900 for the three months ended March 31, 2007, a decrease in total operating expenses of $253,843 or 53.5% from the previous period. The decrease in total operating expenses was mainly due to a $232,468 or 57.2% decrease in selling, general and administrative expenses to $173,687 for the three months ended March 31, 2008, compared to $406,155 for the three months ended March 31, 2007, which decrease was mainly due to higher than normal administrative expenses during the three months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c and Form 8-K filings and correspondence filings, which expenses were not represented during the three months ended March 31, 2008, and a $20,596 or 32.8% decrease in cost of sales, to $42,111 for the three months ended March 31, 2008, compared to $62,707 for the three months ended March 31, 2007, mainly in connection with greater component sales and travel expenses during the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease in our cost of sales for the three months ended March 31, 2008, compared to the same period in 2007 was mainly due to a reduced number of re-fittings during the three month period ended March 31, 2008, compared to the same period in 2007, which re-fittings require less new components and generate higher margins for the Company.  Also included in total operating expenses was depreciation expense of $5,259 for the three months ended March 31, 2008, compared to $6,038 for the three months ended March 31, 2007.

Our cost of sales as a percentage of revenue for the three months ended March 31, 2008 was 13.2%, compared to 47.0% for the three months ended March 31, 2007, a decrease in cost of sales as a percentage of revenues of 33.8% from the prior period, which was mainly due to the increase in revenue and the decrease in cost of sales.

We had income from operations of $98,471 for the three months ended March 31, 2008, compared to a loss from operations of $341,577 for the three months ended March 31, 2007, an increase in income from operations of $440,048 or 129% from the prior period. The increase in income from operations was primarily the result of the increase in revenue and the decrease in selling, general and administrative expenses, as described above.

We had total other expense, net, of $130,477 for the three months ended March 31, 2008, compared to total other income, net of $341,637 for the three months ended March 31, 2007, which represented a $472,114 decrease in net other income from the prior period.  The decrease in net other income was mainly due to an increase of $60,600 or 86.4% in interest expense, to $130,741 for the three months ended March 31, 2008, compared to $70,141 for the three months ended March 31, 2007, and a $411,778 decrease in gain on derivative financial instrument from the prior period. The 86.4% increase in interest expense was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes.

We had net loss of $32,006 for the three months ended March 31, 2008, compared to net income of $60 for the three months ended March 31, 2007, a decrease in net income of $32,066 from the previous period. The decrease was mainly attributable to the decrease in total other income; partially offset by the increase in revenue and the decrease in selling, general and administrative expenses for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2007

We had revenue of $746,154 for the nine months ended March 31, 2008, compared to revenue of $595,086 for the nine months ended March 31, 2007, an increase in revenue of $151,068 or 25.4% from the prior period. The increase in revenue was mainly due to a larger number of fittings and re-fittings, which generated higher revenues for the Company during the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

We had total operating expenses of $955,249 for the nine months ended March 31, 2008, compared to total operating expenses of $1,552,384 for the nine months ended March 31, 2007, a decrease in total operating expenses of $597,135 or 44.7% from the previous period. The decrease in total operating expenses was mainly due to a $518,269 or 38.8% decrease in selling, general and administrative expenses, to $816,337 for the nine months ended March 31, 2008, compared to $1,334,606 for the nine months ended March 31, 2007, mainly resulting from a decrease in share based compensation for the nine months ended March 31, 2008 and higher than normal administrative expenses during the nine months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c, reports on Form 8-K and correspondence filings, and a $77,387 or 38.7% decrease in cost of sales, to $122,356 for the nine months ended March 31, 2008, compared to $199,743 for the nine months ended March 31, 2007, which was mainly due to a larger number of re-fittings during the nine month period ended March 31, 2008, compared to the same period in 2007, which re-fittings require less new components and generate higher margins for the Company.  Also included in total operating expenses was depreciation expense of $16,556 for the nine months ended March 31, 2008, compared to $18,035 for the nine months ended March 31, 2007.

Our cost of sales as a percentage of revenue for the nine months ended March 31, 2008 was 16.4%, compared to 33.6% for the nine months ended March 31, 2007, a decrease in cost of sales as a percentage of revenues of 17.2% from the prior period, which was mainly the result of the increase in revenues and the decrease in cost of sales for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

We had a loss from operations of $209,095 for the nine months ended March 31, 2008, compared to $957,298 for the nine months ended March 31, 2007, a decrease in loss from operations of $748,203 or 78.2% from the prior period.  The decrease in loss from operations was mainly the result of lower share-based compensation expense and legal and accounting expenses during the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.  Share-based compensation decreased as a result of consulting contracts expiring during the nine months ended March 31, 2008.  Legal and accounting expenses decreased as a result of higher than normal administrative expenses during the nine months ended March 31, 2007, in connection with certain one-time legal and accounting fees associated with the revision of and filing of our amended Form 10-SB, Form SB-2, Schedule 14c, reports on Form 8-K and correspondence filings, compared to the three months ended March 31, 2008.

We had total other income, net, of $1,430,890 for the nine months ended March 31, 2008, compared to $2,535,254 for the nine months ended March 31, 2007, which represented a decrease in other income of $1,104,364 or 43.6% from the prior period. The decrease was mainly due to an increase of $227,901 in interest expense to $457,627 for the nine months ended March 31, 2008, as compared to interest expense of $229,726 for the nine months ended March 31, 2007, which interest was mainly in connection with the amortization of the deferred financing cost and accretion of debt discount related to the Convertible Notes, and a $889,212 or 32.2% decrease in change in value of derivative financial instruments, to $1,875,767 for the nine months ended March 31, 2008, compared to $2,764,979 for the nine months ended March 31, 2007.

We had net income of $1,221,795 for the nine months ended March 31, 2008, compared to $1,577,956 for the nine months ended March 31, 2007, a decrease of $356,161 or 29.2% from the prior period. The decrease in net income was mainly due to the decrease in other income, net, offset by the increase in revenue and the decrease in cost of sales and selling, general and administrative expenses for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007.

Investors should keep in mind that our net income for the nine months ended March 31, 2008 and 2007, was the result of changes in the value of our derivative financial instruments and not the result of our core operations.  Without the changes to net income due to the changes in the fair value of derivative instruments, we would have had a net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $755,348 as of March 31, 2008, which included current assets of $696,946, furniture and equipment, net of accumulated depreciation, of $30,323, and deferred financing cost, net of amortization, of $28,079. Current assets included cash and cash equivalents of $9,205, trade and accounts receivable, net of $490,526, prepaid expenses and other current assets of $36,920, and current portion of deferred financing cost of $160,295.

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

We had a working capital deficit of $1,082,686 and an accumulated deficit of $10,434,338 as of March 31, 2008.

We had net cash used by operating activities of $426,352 for the nine months ended March 31, 2008.

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

WE HAVE EXPERIENCED SUBSTANTIAL OPERATING LOSSES AND MAY INCUR ADDITIONAL OPERATING LOSSES IN THE FUTURE.

During the fiscal years ended June 30, 2007 and 2006, we generated net income of $843,103 and a net loss of $4,413,417, respectively, and experienced negative cash flows from operations of $554,271 and $436,226, respectively. During the nine months ended March 31, 2008, we had net income of $1,430,890, which net income was mainly the result of changes in the value of our derivative financial instruments and not the result of our core operations, and negative cash flows from operations of $426,352. Additionally, we had negative working capital of $1,082,686 and a total accumulated deficit of $10,434,338 as of March 31, 2008. Our historical losses have been related to two primary factors as follows: 1) we are not currently generating sufficient revenue to cover our fixed costs and we believe that the break-even point from a cash flow standpoint may require that we fit as many as 100 clients, up from 59 fitted in fiscal 2007; and 2) we have issued a significant number of our shares of common stock to compensate employees and consultants and those stock issuances have resulted in non-cash charges to income of $585,946 and $482,360 during the years ended June 30, 2007 and 2006, costs that we believe will not be recurring in such large amounts in future periods. In the event we are unable to increase our gross margins, reduce our costs and/or generate sufficient additional revenues, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

THERE IS DOUBT REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since our inception, we have suffered significant net losses. During the nine months ended March 31, 2008 we had a loss from operations of $209,095 and we had a working capital deficit of $1,082,686 as of March 31, 2008. Furthermore, we had an accumulated deficit of $10,434,338 at March 31, 2008. Due to our negative financial results and our current financial position, there is substantial doubt about our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The controls were not effective as we were not able to timely file this Quarterly Report.

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

PEDIATRIC PROSTHETICS, INC.

DATED: June 23, 2008	By: /s/ Linda Putback-Bean
Linda Putback-Bean
Chief Executive Officer
(Principal Executive Officer)